Form 10-K
period 1993-12-31
LOTUS DEVELOPMENT CORP
filed 1994-03-31
CIK 711761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

            X       Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

              For the Fiscal Year Ended December 31, 1993 or

                    Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

        For the Transition Period from              to

                      Commission File Number 0-11626

                       LOTUS DEVELOPMENT CORPORATION
          (Exact name of registrant as specified in its charter)

                 Delaware                         04-2757702
       (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)        Identification Number)

           55 Cambridge Parkway, Cambridge, Massachusetts 02142
                 (Address of principal executive offices)
                                (Zip Code)

                              (617) 577-8500
             (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(b) of the Act:  None
       Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, par value $.01 per share
                      Preferred Share Purchase Rights
                            (Titles of classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of the Form
10-K or any amendment to this Form 10-K. [     ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1994 was $3,027,666,709.

The number of shares outstanding of the registrant's common stock as of February 26, 1994 was 45,468,282.

                   DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1993 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV.
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held
May  25, 1994  are incorporated  by reference into Part III.



                        LOTUS DEVELOPMENT CORPORATION

                       1993 FORM 10-K ANNUAL REPORT

                            TABLE OF CONTENTS


                                 PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . .         1
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . .        12
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . .       13
Item 4.     Submission of Matters to a Vote of Security Holders .       13

                                  PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholders Matters . . . . . . . . . . . .        14
Item 6.     Selected Financial Data . . . . . . . . . . . . . . .       14
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . .       14
Item 8.     Financial Statements and Supplementary Data . . . . .       14
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . .        14

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant . .      15
Item 11.    Executive Compensation . . . . . . . . . . . . . . . .      16
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . .      16
Item 13.    Certain Relationships and Related Transactions . . . .      16

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . . . . .       17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .        23

- -------------------------------------------------------------------------------
                                    PART I
- -------------------------------------------------------------------------------

Item 1.    Business

                                 GENERAL

       Lotus Development Corporation (the "Company" or "Lotus") was incorporated in Delaware in April 1982. The Company and its subsidiaries are engaged in the development, manufacturing, marketing and support of applications software and services that meet the evolving technology and business application requirements of individuals, work groups, and entire organizations.

       The Company's products and services consist primarily of desktop applications, which include spreadsheets, word processing, graphics, end-user database and personal information management software, and communications products and services, which include Lotus Notes, cc:Mail and consulting services. These products and services comprise the Company's "Working Together strategy"; that strategy is defined by products which have common user interfaces, which are integrated with each other, which work across multiple platforms, and which help people work together more productively. The centerpiece of this strategy is communications products which facilitate workgroup computing and make the Company's desktop applications more productive through group-enabling and ease-of-use features. The Company markets its products in more than 80 countries worldwide and provides support services through its consulting services group and its worldwide support centers.

       Lotus' initial product, Lotus 1-2-3, was shipped in January 1983. 1-2-3 is a software product which combines spreadsheet, database and graphing capabilities into a single program for use with most personal computers. According to industry reports, soon after its introduction, 1-2-3 became the personal computer software industry's best selling business applications software product. Since its release in 1983, 1-2-3 has been continually updated to incorporate new technological advances, increased functionality, ease-of-use, and compatibility with major operating system and hardware platforms. By the end of 1993, the Company had shipped approximately 15 million units of 1-2-3.

       The Company has added to its established spreadsheet products in an effort to build a strong presence in each of the predominant desktop applications categories. Lotus has developed or acquired presentation graphics (Freelance Graphics), word processing (Ami
  Pro), end-user database (Lotus Approach) and personal information management software (Lotus Organizer) products. In 1992, the Company introduced SmartSuite, an integrated suite of the Company's desktop applications.

       The Company introduced Lotus Notes in 1990 and acquired cc:Mail, Inc. in 1991 to position itself to capitalize on the trend toward networked computing, information sharing and organizational computing. Lotus Notes has been widely acclaimed for its ability to enable workgroups to access, track, share, route and organize information across diverse computing platforms and geographical boundaries. Notes is the predominant client-server product for developing and deploying groupware applications, including those found in customer service, sales and account management and product development. Since its introduction, the Company has shipped approximately 600,000 seats of Notes. The combination of Notes and cc:Mail, the leading LAN (Local Area Network)-based electronic mail product, has established the Company as a leader in PC-based communications software. The Company has also integrated Notes with its desktop products to enable them to take advantage of workgroup computing environments.

       The Company's aim is to develop and market the best desktop applications in the industry and to play a leadership role in the rapidly growing communications market. Improving organizational productivity for its customers in today's networked computing environment is a primary objective.

       The Company has developed and adopted cross-product standards for most Lotus products that enhance user value in areas such as user interface design, database access methods, international character sets, networking, mail enabling, customization and extensibility. When appropriate, the Company has worked with other major software and hardware companies to develop these standards. Furthermore, as networked computing environments become more prevalent, the Company has focused on providing customers with communications products capable of being used across a broad range of hardware systems and operating environments. This provides customers with the ability to easily share information among users, to more readily move users between computing platforms, and to exercise greater flexibility in selecting computing environments. The Company believes this approach is of significant value to customers because it preserves their existing investment while allowing them to take advantage of new technologies. The Company also believes this approach is necessary to maintain its competitive position. See "Competition".


                          PRODUCTS AND SERVICES

  Desktop Products
  ----------------
  SmartSuite

       SmartSuite is the Company's suite of desktop applications. Each of the applications in SmartSuite is closely integrated and shares common user interface elements, including consistent menu structure, common Lotus SmartIcons, a live status bar, consistent right mouse button access to product functions and one click access to Help. SmartSuite was the first group-enabled suite, which includes features that are mail-enabled and facilitate collaborative work.

       In September 1993, the Company shipped SmartSuite for Windows
  Release   2.1   which   comprises     Lotus'  award-winning   desktop
  applications,  including  Lotus  1-2-3,  Lotus  Ami  Pro,   Freelance
  Graphics, Lotus Approach and Lotus Organizer.

       In November 1993, Lotus shipped SmartSuite for OS/2, the first complete desktop suite of applications for IBM's OS/2 operating system. This suite comprises 32-bit versions of 1-2-3, Ami Pro, Freelance Graphics and cc:Mail, which exploit IBM's OS/2 Workplace Shell graphical environment and 32-bit technology.

  Products Under Development - The Company is currently developing enhanced versions of SmartSuite for Windows and OS/2.


  Spreadsheet  Products

       Lotus 1-2-3 is the Company's best selling product and the world's most widely used spreadsheet. The Company's spreadsheets are designed to deliver performance, usability, innovation, integration with other Lotus applications, and workgroup enabling features. 1-2-3 is currently available across all of the most popular hardware and operating platforms, including Windows, OS/2, DOS, UNIX and Macintosh operating systems. As of December 31, 1993, versions of 1-2-3 were available in approximately 27 different languages.

       In June 1993, the Company shipped 1-2-3 for Windows Release 4.0, an award-winning version that provides users with exceptional usability, increased productivity and advanced workgroup capabilities. Lotus has designed this product with intuitive access to all its functions and features to make it easier to create, present and maintain spreadsheets. Some of these features include in-cell editing, intelligent chart composition, drag-and-drop editing, worksheet tabs and fill by example functionality. 1-2-3 for Windows Release 4.0 incorporates an array of powerful data analysis and programming tools to maximize users' productivity. There are more than 120 new formula functions to perform calendar, database, engineering, financial, logical, information lookup, mathematical and statistical calculations. The product also features a significantly improved cell engine, the computational foundation of the spreadsheet, resulting in improved recalculation performance, and three-dimensional worksheet capabilities. The new spreadsheet also includes a unique Version Manager which allows individuals and workgroups to better manage what-if analysis, track modifications to spreadsheets and effectively share spreadsheet data.

       1-2-3 for Windows Release 4.0 is the first Notes-enabled spreadsheet that permits users to collaborate while working within the product. 1-2-3 for Windows Release 4.0 has a common appearance and behavior with Lotus' other Windows applications by sharing components such as SmartIcons, Smart Status bar and a common user interface.

       In February 1993, the Company shipped Improv for Windows, the first spreadsheet for Windows that provides powerful ways to dynamically view and analyze spreadsheet data, giving users the ability to examine business information in many different ways not practical with conventional spreadsheets. Improv for Windows combines familiar spreadsheet components, such as cells and formulas, what-if analysis, and business graphics with a multidimensional structure and natural language formulas that are easy to understand. In June 1993, the Company shipped Improv for Windows Release 2.1, an upgrade which delivers network-ready installation, external data access capabilities and compatibility with the 1-2-3 for Windows Release 4.0 file format.

       Lotus introduced 1-2-3 DOS Release 2.4 and Release 3.4 in 1992. These upgrades of the leading DOS spreadsheet feature performance enhancements and SmartIcons, while maintaining compatibility with earlier versions of 1-2-3. The Company's DOS spreadsheets combine an interactive WYSIWYG ("what you see is what you get") display and the ability to turn analyses into presentation quality output with powerful analytic capabilities. In addition, these products feature file viewing, Solver technology and spreadsheet auditing capabilities. 1-2-3 for DOS Release 2.4 is designed to run on most IBM compatible PCs, while Release 3.4 is targeted for users with more powerful PCs and more advanced spreadsheet requirements. Additional features offered with Release 3.4 include three-dimensional spreadsheets, advanced relational database with access to external data via the Company's DataLens product, and expanded memory support for building larger spreadsheets.

       In February 1993, Lotus shipped 1-2-3 for OS/2 Release 2.0.
  This version of the spreadsheet allows users to exploit OS/2's Workplace Shell graphical environment and 32-bit technology, providing users with significant usability and productivity gains through features such as drag-and-drop editing, faster navigation, quicker screen refresh and multi-threading. 1-2-3 for OS/2 delivers three-dimensional capabilities, Solver and BackSolver advanced goal-seeking tools, and external data access capabilities through DataLens.

  Products Under Development - Several enhanced spreadsheet products for the Windows, DOS and OS/2 operating platforms are currently under development and are expected to ship in 1994.

  Presentation Graphics Products

       The Company's presentation graphics product, Freelance Graphics, is designed to facilitate the creation and display of graphical information, including display of data generated or manipulated by Lotus 1-2-3. Freelance Graphics provides a comprehensive set of graphics capabilities including bullet charts, flexible drawing and editing tools, powerful charting capability, and the ability to quickly and easily create presentations. Lotus currently markets Windows, OS/2 and DOS versions of Freelance Graphics.

       In February 1993, the Company began shipping Freelance Graphics for Windows Release 2.0. This major release enhances the product's overall usability and builds on the success of the earlier version, which delivered such easy to use and innovative features as an on-line tutorial, dozens of pre-designed SmartMaster presentation templates and page layouts, and an unique fill-in-the blank approach to creating presentations. Freelance Graphics for Windows Release
  2.0 also delivers tight integration with other Lotus applications and innovative new multimedia screenshow capabilities.

       In February 1993, the Company also began shipping Freelance
  Graphics for OS/2 Release 2.0.   This version brings the features of
  Freelance Graphics for Windows to the OS/2 operating platform. In addition to SmartMasters and other presentation management features, Freelance Graphics for OS/2 provides complete charting capabilities, extensive drawing and editing tools and seamless integration with 1-2-3.

       The Company also sells Freelance Graphics for DOS Release 4.0. Key features include a graphical WYSIWYG working environment, a customized outliner, enhanced presentation management tools, charting capabilities and master presentation backgrounds.

       In March 1992, the Company began shipping SmartPics for Windows, an extensive clip-art library with browser for Windows applications. With more than 2,000 pieces of quality artwork, SmartPics is designed to provide users with the easiest and fastest means for adding memorable visuals to Windows Documents and presentation materials.

       The Company offers versions of Freelance Graphics in 10 different languages.

  Products Under Development - The Company is currently developing enhanced versions of its Windows and OS/2 based presentation graphics products.


  Word Processing Products

       The Company's principal product offering in the word processing market, Lotus Ami Pro, provides desktop publishing functionality and
  graphics  incorporation  for  personal  computers   and  local   area
  networks.

       Ami Pro for Windows Release 3.01, the Company's award-winning word processing product, combines traditional features, such as a thesaurus and interactive drawing and charting capability, with advanced functionality and ease-of-use. Ami Pro pioneered the use of SmartIcons for single-click access to menu commands and includes fast format, drag-and-drop text editing, automated envelope printing, document and style sheet viewers, and a clean screen option. Working from Ami Pro for Windows, users can fully realize the power of the Lotus suite of Windows products, sharing and manipulating functionality and data across applications.

       In November 1993, Lotus introduced Ami Pro 3.0 for OS/2 which takes advantage of OS/2's multi-threading power and delivers seamless integration with the OS/2 Workplace Shell. Ami Pro 3.0 for OS/2 supports IBM's OS/2 programming language and features integration between system and application macros.

       The Company offers 24 different language versions of its word processing products.

  Products  Under  Development -  The Company  is currently  developing
  enhanced versions of  Ami Pro  for the   Windows  and OS/2  operating
  environments.


  Database Management Products

       In June 1993, Lotus acquired Approach Software Corporation, a developer of end-user relational database applications for the Windows environment. Lotus Approach for Windows makes it easy to create stand-alone applications and manage and report on information. The product, based on client/server technology, comprises three components: a graphical user interface, a relational layer, and a series of data-access engines called PowerKeys. PowerKeys enable users to connect directly to Oracle SQL, Microsoft and Sybase SQL Server, DB2, FoxPro, Paradox, dBase and ODBC compliant databases. This feature provides users with quick access to data anywhere on a network without any conversion or intermediary file, and the ability to mix data from multiple file formats into single form or report.

  Products Under Development - The Company is currently developing an enhanced version of Approach for Windows which is expected to ship during 1994.


  Personal Information Management Products

       Lotus Organizer is a Windows-based personal information management product which employs Lotus' core Windows product features, such as SmartIcons and mail-enabling. Lotus Organizer makes integrated calendaring, daily planning and organization, time management, referencing and updating contact lists, and random note taking easy. The Company offers 16 different language versions of Lotus Organizer.

       Organizer's intuitive personal calendaring is also the foundation of Lotus' group calendaring and scheduling strategy. In August 1993, Lotus introduced Organizer-based group scheduling for cc:Mail users. Group scheduling is designed to allow workers in different groups, departments or locations to automate and expedite the process of collaborative scheduling and communications, thereby improving organizational productivity. Future versions will support Notes and other mail systems.

  Products Under Development - Enhanced versions of Lotus Organizer are currently under development and are expected to ship in 1994.

  Communications Products and Services
  ------------------------------------

       Lotus' communications products include Notes, the premier workgroup computing product, and cc:Mail, the leading LAN-based electronic mail system. Both Notes and cc:Mail products take advantage of network computing to boost organizational effectiveness and improve communications across multiple network operating systems, hardware platforms and operating systems. They also provide the underlying messaging and shared document database layers for the deployment of enterprise-wide, shared information applications. The Company's consulting services group develops solutions and offers educational services to meet the information management needs of its
  clients. These    services   are    primarily   targeted    at
  communications-based applications.

  Lotus Notes

       Notes enables users to create, store, route and access shared information across networked personal computers. The product addresses the needs of workgroups, such as those in corporate and government environments, to share information simultaneously at different locations and across different technologies. It is used for three basic categories of applications: disseminating information, such as news or reference materials; routing information, such as mail messages or forms; and interactive applications, such as discussions, project control or tracking systems. Customer installations range from multinational companies, installing several thousand copies of Notes, to very small workgroups focused on solving a particular business problem.

       In May 1993, the Company shipped Notes Release 3.0, a significantly updated version of the industry standard workgroup computing platform. Notes Release 3.0, which is available on the Windows, OS/2 and Macintosh platforms, features cross-platform support and new ease-of-use features, including full-text search, Automatic Document Versioning, Lotus SmartIcons, and a graphical install program. Notes Release 3.0 also provides improved integration with desktop applications from Lotus and other software developers.

       Notes Field Exchange (Notes/FX), an integrating technology developed by Lotus, allows users to exchange data between Notes and desktop applications, providing the ability to bidirectionally share field level information. This integration offers the ability for Notes and desktop tools to function as if they were designed to be part of the same application. Notes/FX allows desktop applications to function as "alternative editors" within the Notes environment. It improves organizational productivity through group collaboration and givers users the ability to share information from applications with other users.

       The Company has developed companion products with partner companies to extend the capabilities of Notes. In April 1993, Lotus introduced Lotus Notes: Document Imaging (LN:DI) Release 2.0, a product which allows users to scan textual and graphical documents into Notes so that they may be searched and edited. This release provides support for color and grayscale document images and enables users to scan, view and print color images. Additional companion products, including Lotus Notes Optical Character Recognition (OCR) server and Lotus Notes In-bound Fax Gateway, shipped in 1992. These imaging, OCR and FAX products allow users to integrate into Notes the vast amount of business information previously only accessible in paper form.

       The Company has made a significant investment to develop international versions of Notes. As of December 31, 1993, Notes was available in 12 different languages.

  Products  under  development:      Notes  products  currently   under
  development  include  enhanced  versions,   companion  products   and
  versions extending their use to additional operating environments.

  cc:Mail

       cc:Mail is a comprehensive LAN-based electronic mail and messaging system. cc:Mail is available on more platforms today than any other mail system, including local and remote DOS, Windows, OS/2, Macintosh and UNIX, as well as all major LANs. The product provides transparent connectivity to all major public and private electronic mail systems and facsimile machines worldwide. It will also support wireless computing and other mobile platforms. By the end of 1993, cc:Mail products were being used by more than 4.3 million users worldwide, and versions were available in 19 different languages.

       The Company believes electronic mail represents a substantial opportunity in the software industry over the next several years. cc:Mail products, which are tightly integrated with the Lotus suite of products, put Lotus in a position to capitalize on the anticipated growth of electronic mail in networked computing environments. The Company also believes that because electronic mail has the potential for greater desktop penetration than any other application, cc:Mail products provide Lotus with an added opportunity to introduce customers to its entire suite of integrated products.

  Products  under  development  -    cc:Mail  products currently  under
  development  include  enhanced  versions,   companion  products   and
  versions extending their use to additional operating environments.

  Consulting Services

       The Company offers worldwide consulting services to its customers to assist them in utilizing their computing resources effectively in creating computing architectures that allow information to move freely and rapidly across organizational boundaries. The Company provides complete business solutions that enable customers to leverage their existing computing investment while taking advantage of emerging technologies. The ability to provide a total solution for customers enables them to realize greater organizational productivity.

       The Company offers a variety of services to its customers, including complete business needs analysis, comprehensive resource evaluation, project management for large-scale Notes deployment, system requirements analysis, and network design assistance. In addition, the Company offers extensive customized Notes consulting, including rapid prototyping of Notes applications, the design and
  development  of  tailored  Notes  applications,   and  training   and
  education.

  Mobile Computing

       Lotus views communications as the driving force of mobile computing. The Company believes mobile users will be able to exploit the strengths of Notes and cc:Mail to break communications barriers while traveling. In June 1993, Lotus introduced cc:Mail Mobile for the HP 100LX palmtop computer, the first release of cc:Mail designed specifically for mobile computing environments. This product offers wireless functionality and unparalleled portability for cc:Mail users.

  Products Under Development - Lotus intends to extend Notes and cc:Mail to a variety of mobile computing technologies such as paging, two-way wireless and cellular telephony, and to provide links to value-added services.

  No assurance can be given that any of the development projects referred to will be successful or that announced shipping dates for new products will be met.

                          PRODUCT  DEVELOPMENT

       The Company's product development activities are focused around delivering organizational productivity to its customers with a suite of desktop applications -- spreadsheets, graphics, word processing, end-user database and personal information management software products-- and communications products -- Notes and cc:Mail -- that capitalize on the advantages of a networked workgroup computing environment. Key development objectives of the Company include tightening integration across applications, furthering the networking and communications capability of all of its products, making applications more customizable, and introducing more of its products to the growing portable computing market. Furthermore, the Company continues to invest substantial resources to improve its quality assurance processes and documentation.

       Significant research and development is applied to both enhancement of existing products and the development of new technologies. Strategic acquisitions and relationships have focused on product line extensions and new market opportunities in the areas of end-user database, personal information management, word processing and communications products.

       Lotus' U.S. development organizations are located in Cambridge, Massachusetts; Atlanta, Georgia; Mountain View, California; and Redwood City, California. The Company supplements its U.S. based development activities with product development organizations in Ireland, England, Singapore and Japan which primarily produce localized versions of Lotus products and provide third-party support for existing products. Foreign development efforts are aimed at modifying products to permit operation in different natural languages, adding features which are tailored to local markets, and supporting hardware platforms and operating systems that are prevalent outside the U.S.

       During the years ended December 31, 1993, 1992 and 1991, research and development costs charged to operations were $126.9 million, $118.3 million and $116.6 million. The Company also charged $19.9 million to 1993 operations for purchased research and development in connection with the acquisition of Approach Software Corporation. Additionally, the Company capitalized internal software development costs and acquired technology intangibles of $32.8 million, $43.6 million and $60.2 million in 1993, 1992 and 1991.


                           MARKETING AND SALES

       Lotus sells its products through four principal channels of distribution: the reseller channel, directly to end users, through original equipment manufacturers (OEMs), and through Lotus business partners, including value added resellers (VARs).

       The reseller channel is Lotus' principal means of distribution and consists of distributors and resellers who together represent approximately 8,000 sales locations in North America. To facilitate sales through this channel and provide a high level of sales support and product coverage to resellers and large corporate accounts, the Company has built a field sales organization comprising dedicated account teams to manage these business relationships.

       The Company sells some of its products and services through its own direct sales representatives. Specialized Lotus sales forces have been created to generate large volume sales to strategic accounts while consulting services are sold through a separate consultant sales force. The Company also engages in direct marketing programs focused on end-users, primarily for upgrade product versions.

       Lotus has an OEM sales channel to sell its products to PC manufacturers. Lotus' aim is to seed new products and technology to first time users and to PC buyers who may not have otherwise purchased these products on a standalone basis.

       The Company has also established a network of business partners who provide networked computing solutions and services to their customer bases. As of December 31, 1993, the Company had arrangements with more than 1,200 business partners worldwide, of which approximately 1,000 were located in North America.

       At December 31, 1993, Lotus maintained 91 sales offices throughout the world. In North America, there were 39 sales offices with a sales and sales support staff of approximately 600. The Company also has a direct presence in countries throughout Europe, South America, Central America, Asia, Africa, and the Pacific Rim. Lotus maintained 52 foreign sales offices in 36 countries with a sales and sales support staff of approximately 525. In a manner similar to the U.S. market, the Company sells its products internationally primarily through resellers and distributors. In countries where the Company has not established a presence of its own, it sells its products through authorized distributors. In addition, the consulting services business employed approximately 200 consultants worldwide at December 31, 1993.

       Lotus does not believe that the loss of any distributor would have a materially adverse effect on its operations. Lotus offers various credit terms to its resellers and distributors that it believes are typical for the personal computer software industry. The Company's practice is to ship its products promptly upon receipt of purchase orders from its customers and, as a result, backlog is not meaningful. Two of the Company's distributors, Ingram Micro and Merisel, accounted for 12% and 11% of worldwide sales in 1993. No one customer was responsible for more than 10% of worldwide sales in 1992 or 1991.

       The Company continues to invest in its worldwide customer support organization, which now numbers more than 850 people. The Company's aim is to manage globally its support organization to provide consistently high quality support around the world. Support and maintenance is an important part of Lotus' product offerings and will continue to play a key role in delivering organizational productivity to the Company's customers.

       Additional information with respect to foreign and domestic operations and export sales may be found in Note M on page 18 of the Financial Section of the Annual Report to Shareholders (Exhibit 13 to this Form 10-K), which Note is incorporated herein by reference.


                     MANUFACTURING AND DISTRIBUTION

       The Company has principal manufacturing and distribution facilities in North Reading, Massachusetts; Dublin, Ireland; and Singapore. The Massachusetts facility manufactures products sold in North America. During 1993, the Company closed its Puerto Rican manufacturing facility and transferred those operations to North Reading. The Ireland facility principally manufactures products that are sold by the Company's European, South American, Central American, African and Middle Eastern subsidiaries and branches. In 1994, the Company will transfer the manufacturing of products for the South American and Central American markets to North Reading. The Singapore facility manufactures products that are sold by the Company's Japanese, Pacific Rim, and other Asian subsidiaries and branches.

       The Company's manufacturing operations involve the duplication of diskettes, assembly of purchased parts and packaging. The chief raw materials and components used include diskettes and printed text.
   Raw materials for the Company's products are in adequate supply and available from a number of alternative suppliers. At present, the Company does not anticipate difficulty in securing the raw materials it will require in connection with its operations. The Company believes that its inventories are adequate to meet the expected demand.

                               COMPETITION

       The personal computer industry, in both the hardware and software segments, has been subject to rapid change, which can be expected to continue. The applications software business is highly competitive. The Company's products compete with software products offered by major independent software companies, such as Microsoft, WordPerfect, Borland, and Software Publishing. In addition, certain products offered by the Company are directed at operating environments or business applications in which these companies were early entrants and enjoy significant product acceptance and market share.

       As consolidation in the software industry continues, the Company believes that it must offer an integrated suite of desktop applications in order to be competitive. Furthermore, the Company expects that in the future a greater proportion of desktop revenues will be derived from suite revenues.

       The principal considerations for purchasers of personal computer applications software include product reliability and performance, compatibility with presently owned hardware and software, ease-of-use, functionality, price, availability across multiple operating environments, network capability, workgroup enabling, degree of integration across applications, vendor reputation, and quality of support and training services.

       Competition in the Company's industry has intensified with greater marketing program activities, increased discounts, low-priced upgrades and special prices on introductory product offers and multi-product purchases. Competitors' marketing efforts also include price offers targeted at Lotus customers through direct mail telemarketing and in-channel promotions.

       The Company also competes with other companies in the personal computer applications software market for resellers and other product distribution channels. In addition to the factors listed above, the principal considerations for resellers and distributors in determining which products to offer include profit margins, marketing programs, product support and service, and credit terms.


                           PRODUCT  PROTECTION

       The Company regards its applications as proprietary and attempts to protect it by relying upon copyrights, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosure and transferability that are incorporated into its agreements with other parties. In cases where, despite these protections, others have unlawfully attempted to copy aspects of the Company's products or otherwise obtain information which the Company regards as proprietary, the Company has taken action to enforce its legal rights. Moreover, the Company actively seeks to enforce its intellectual property rights in countries around the world against the unauthorized duplication of its products by end-users and resellers. See "Legal Proceedings".

                                EMPLOYEES

       At December 31, 1993, the Company employed 4,738 people, of which 1,678 were outside the United States. Of the total, 1,151 were in product research and development, 2,560 in sales, marketing, and support, 492 in manufacturing, and 535 in finance, information systems and administration. As necessary, the Company supplements its regular employees with temporary and contract personnel. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development and its future success. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its employee relations are favorable.

Item 2.   Properties

       The Company has two principal office facilities located in Cambridge, Massachusetts. The Lotus Development Building (260,000 sq.ft.) houses the Company's corporate domestic sales and marketing organizations in addition to its corporate headquarters' staff. The building is occupied under lease agreements which commenced in 1985 and run for a period of ten years with options to renew for two five-year periods.

       The Company's Rogers Street facility (265,000 sq.ft.) is located adjacent to the Lotus Development Building in Cambridge. The building is owned by the Company and is occupied by the research and development organization. During 1993, the Company commenced a construction project to expand the building by approximately 115,000 square feet. This project is expected to be completed by mid-1995.

       In 1992, the Company relocated its manufacturing, distribution and warehousing operations, as well as its customer support and service organization from Cambridge to two leased buildings (350,000 sq.ft.) in North Reading, Massachusetts. The leases, which commenced in 1992, run for a period of ten years with options to renew for two five-year periods. The majority of the vacated Cambridge space was leased, and the leases expired concurrently with the relocation. The one owned manufacturing facility that was vacated in the move was sold in January 1994.

       In 1993, the Company also vacated 87,000 square feet of office space located in two separate buildings in Cambridge. One building, where the Company leased approximately 41,000 square feet, was vacated as a result of the sale of its One Source business. The lease expired approximately one month subsequent to the sale of the One Source business. The remaining 46,000 square feet in the other building was sublet through the expiration date of the lease in 1995. The Company also leases approximately 30,000 square feet of warehouse and distribution space in one building in Cambridge. In 1993, the Company began leasing approximately 35,000 square feet of office space in Austin, Texas which has been used to expand its customer support and service organization.

       The Company also leases manufacturing and/or office facilities in Dublin, Ireland; Staines, England; Tokyo, Japan; and Singapore. The two European facilities have lease terms through 1994 and 1999, respectively, with options to renew through 2017 and 2014, respectively. The Japan and Singapore facilities have lease terms which expire in 1997 and 1994, respectively. The Company also maintains 91 sales offices worldwide, including those in North America, Europe, Central and South America, Asia and the Pacific Rim.

Item 3.  Legal Proceedings

       The Company commenced an action on July 2, 1990 in the U.S. District Court in Boston against Borland International, Inc. ("Borland") (Civ. Action No. 90-11662-K), alleging infringement of its copyrights in the Lotus 1-2-3 software program by Borland's "Quattro" and "Quattro Pro" software products. The action against Borland alleges that the "1-2-3 compatible modes" of Quattro and Quattro Pro identically recreate substantial and significant elements of 1-2-3's user interface, including its menu structure and command choices. The action sought an injunction preventing further sale of the infringing products and seeks an award of damages, attorney's fees and costs. On July 31, 1992, the Court found that Borland has infringed the Company's copyrights by copying the menu commands, menu command structure, macro language and keystroke sequences of Lotus 1-2-3. On June 30, 1993, the Court ruled in the Company's favor on all of the remaining copyright issues in the case except the
  Company's claim that the macro key reader for Quattro Pro for DOS and Quattro Pro for Windows infringes the Company's copyrights in 1-2-3. On August 19, 1993, the Court found that the macro key reader for the Quattro Pro products has infringed the Company's copyrights. On August 19, 1993, the Court enjoined permanently Borland from developing, manufacturing or selling versions of Quattro Pro, Quattro Pro SE and Quattro Pro for Windows that include Borland's "1-2-3 emulation" interface and/or its "Key Reader" facility and set a date in October of 1994 for a trial by jury to determine the amount of damages Borland owes the Company because of its infringements. On September 10, 1993, Borland appealed the Court's decisions that it has infringed the Company's copyrights and the permanent injunction pertaining to such products to the United States Court of Appeals for the First Circuit.

       A suit was filed against the Company on July 27, 1989, in the U.S. District Court in New York City by REFAC International, Ltd. ("REFAC"). The suit alleges that the Company has committed patent infringement with respect to a U.S. patent issued in 1983 entitled "A Process and Apparatus for Converting A Source Program Into An Object Program". The Court has determined to resolve issues concerning validity of the patent before addressing the alleged infringement. In July 1993, a trial was held on one of those issues, the Company's claim that the patent is unenforceable by reason of inequitable conduct in front of the Patent Office. That issue is pending the judge's decision. If the Company prevails on this issue, judgment will be entered on its behalf. If it does not prevail, the Company intends to file one or more motions for summary judgment on other grounds claiming that the subject patent is invalid or unenforceable. The Company believes that the claim of infringement is without merit.


Item 4.  Submission of Matters to a Vote of Security Holder

       No matters were submitted to a vote of security holders during the fourth quarter of 1993.

- ------------------------------------------------------------------------------
                                PART II
- ------------------------------------------------------------------------------

Item  5.    Market  for  Registrant's  Common   Equity  and   Related
            Stockholder Matters

       Information with respect to this item may be found in the section captioned "Quarterly Results of Operations" appearing on page 20 of the Financial section of the Annual Report to Shareholders for the year ended December 31, 1993. Such information is incorporated herein by reference.

Item 6.  Selected Financial Data

       Information with respect to this item may be found in the section captioned "Five-Year Summary of Selected Financial Data" appearing on page 20 of the Financial section of the Annual Report to Shareholders for the year ended December 31, 1993. Such information is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial  Condition
           and Results of Operations

       Information with respect to this item may be found in the sections captioned "Management's Discussion and Analysis" and "Results of Operations" appearing on pages 2, 3, 4, 5 and 6 of the Financial section of the Annual Report to Shareholders for the year ended December 31, 1993. Such information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

       Information with respect to this item may be found in the Financial section of the 1993 Annual Report to Shareholders on pages 7 through 20. Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

- ------------------------------------------------------------------------------
                                PART III
- ------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant

       Information with respect to Directors and compliance with
  Section 16(a) of the Exchange Act may be found in the sections captioned "Proposal No. 1 - Election of Directors" and "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 25, 1994. Such information is incorporated herein by reference.

  Executive Officers of the Registrant

       The executive officers of the Company as of February 28, 1994 are:
   Name                       Age            Position
   ----                       ---            ---------
   Jim P. Manzi                42            Chairman of the Board, President
                                             and Chief Executive Officer

   Kc Branscomb                38            Senior Vice President,
                                             Business Development

   Edwin J. Gillis             45            Senior Vice President,
                                             Finance and Operations and
                                             Chief Financial Officer

   John B. Landry              46            Senior Vice President,
                                             Development and Chief
                                             Technology Officer

   June L. Rokoff              44            Senior Vice President,
                                             Development

   Robert P. Schechter         45            Senior Vice President,
                                             International Business Group

   Robert K. Weiler            43            Senior Vice President,
                                             North American Business Group


       Mr. Manzi has served as President since October 1984 and was named Chief Executive Officer in April 1986. In July 1986 he was appointed Chairman of the Board upon the resignation of the former Chairman and founder of the Company, Mitchell Kapor. Mr. Manzi joined Lotus in May 1983 as Director of Corporate Marketing and was named Vice President of Marketing and Sales in September 1983.

       Ms. Branscomb joined Lotus in October 1992 as Senior Vice President of Business Development. From November 1991 until joining Lotus, Ms. Branscomb was the Chief Executive Officer of IntelliCorp, Inc. She had previously held the position of Chief Operating Officer since late 1988. Prior to joining ItelliCorp, Ms. Branscomb was Senior Vice President of Sales and Marketing at Aion Corporation, founding Principal and Vice President of Metaphor Computer Systems and a consultant with the Boston Consulting Group Inc.

       Mr. Gillis joined Lotus in July 1991 as Senior Vice President of Finance and Administration and Chief Financial Officer and in February 1994 Mr. Gillis was named Senior Vice President of Finance and Operations and Chief Financial Officer. Mr. Gillis came to Lotus after 15 years at Coopers and Lybrand, an international accounting and consulting firm, where he was a partner and served as chairman of the software industry group.

       Mr. Landry joined Lotus in December 1991 as Senior Vice President of Software Development and Chief Technology Officer. From December 1990 until joining Lotus, Mr. Landry was Executive Vice President and Chief Technology Officer of Dun & Bradstreet Software. Prior to joining Dun & Bradstreet, Mr. Landry was Chairman and Chief Executive Officer of Agility Systems, Inc., which he formed in September 1989. Previously, he served as executive vice president and a member of the Board of Directors of Cullinet Software. Mr. Landry joined Cullinet Software in 1987 when it acquired Distribution Management Systems where he was Chairman.

       Ms. Rokoff was named Senior Vice President of Development in May 1992. She had previously held the positions of Senior Vice President of the Consulting and Information Services Group since November 1991, and Vice President of the Communications and Information Services
  Group since June 1990. Ms. Rokoff came to Lotus in 1986 as Director of Development for the Information Services Division. She has held several executive positions since joining Lotus including Vice President of the Graphics and Information Management Group and general manager of both the Workstation Products Group and 1-2-3 Release 3.0.

       Mr. Schechter was named Senior Vice President of the International Business Group in May 1991. Mr. Schechter joined Lotus in August 1987 as Vice President of Finance and Operations and Chief Financial Officer and became Senior Vice President of Finance and Operations in October 1987. Mr. Schechter came to Lotus after 14 years at Coopers & Lybrand, where he was a partner and served as Northeast regional chairman of the High Technology Industry Group.

       Mr. Weiler joined Lotus in 1991 as Senior Vice President of Sales and Marketing, and was named Senior Vice President of the North American Business Group in November 1991. From 1989 until joining Lotus, Mr. Weiler was President and Chief Operating Officer of Interleaf, Inc. Prior to joining Interleaf, Mr. Weiler served as Executive Vice President of North American Sales and Client Service of Cullinet Software before being appointed President and Chief Operating Officer. Mr. Weiler joined Cullinet in 1987 when it acquired Distribution Management Systems where he was President and Chief Operating Officer.

Item 11.  Executive Compensation

       Information with respect to this item may be found in the sections captioned "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 25, 1994. Such information is incorporated herein by reference.

Item 12.  Security  Ownership  of  Certain  Beneficial Owners  and
          Management

       Information with respect to this item may be found in the section captioned "Principal Holders of Voting Securities" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 25, 1994. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

       Information with respect to this item may be found in the sections captioned "Proposal No. 1 - Election of Directors, Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 25, 1994. Such information is incorporated herein by reference.

- ------------------------------------------------------------------------------
                                 PART IV
- ------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  Documents Filed as Part of Form 10-K

    1.    Financial Statements
    The following information is contained in the Financial section of the Annual Report to Shareholders for the fiscal year ended December 31, 1993, filed as Exhibit 13 hereto, and such information is incorporated herein by reference:

      *   Report of Independent Accountants
      *   Consolidated Balance Sheets as of December 31, 1993 and 1992
      * Consolidated Statements of Operations for each of the three years ended December 31, 1993
      * Consolidated Statements of Cash Flows for each of the three years ended December 31, 1993
      * Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 1993
      *   Notes to Consolidated Financial Statements
      *   Supplemental Financial Information

    2.  Financial Statement Schedules
      *   Report of Independent Accountants
      *   Schedule VIII - Valuation and Qualifying Accounts
      *   Schedule X - Supplementary Income Statement Information
      * Schedules other than those listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

    3.   Exhibits

    Exhibit No.      Description of Exhibit
    ----------       ------------------------------------------------------------------------
       3(a)          Restated Certificate of Incorporation of the Company, as amended
                     (filed as  Exhibit 3(a) to Registration Statement 2-85675 on Form S-1 and
                     incorporated herein by reference).
       3(a)(1)       Amendments to Exhibit 3(a) adopted April 27, 1987, concerning limitation of directors' liability, indemnification and by-law amendments (filed as Exhibit
                     3(a)(i) to the Annual Report on Form 10-K for the year ended December 31,
                     1987 and incorporated herein by reference).
       3(b)          By-Laws of the Company as amended October 19, 1992 filed as Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
       4(a)          Form of Note Agreements dated as of May 25, 1989, between the Company and the respective purchasers listed in the Purchasers Schedule thereto (filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the
                     fiscal quarter ended July 1, 1989 and incorporated herein by reference).
       4(b)          Lotus Development Corporation Defined Contribution Restoration Plan dated as of January 1, 1990 (filed as Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

       4(c)          Rights Agreement dated as of November 7, 1988, between the Company and
                     The First National Bank of Boston as Rights Agent in respect of Preferred
                     Share Purchase Rights (filed as Exhibit 1 to the Company's Registration
                     Statement on Form 8-A filed November 10, 1988, and incorporated herein by reference).
       4(d)(1)       Amendment dated as of April 5, 1990 between the Company and The First
                     National Bank of Boston to the Rights Agreement dated as of November 7,
                     1988 (filed as Exhibit 28(a) to the Company's Current Report on Form 8-K
                     dated April 5, 1990 and incorporated herein by reference).
       4(d)(2)       Amendment dated as of September 16, 1991 between the Company and the
                     First National Bank of Boston as Rights Agent in respect of Preferred Share
                     Purchase Rights (Filed as Exhibit 28(a) to the Company's Current Report on
                     Form 8-K dated September 16, 1991 and incorporated herein by reference).
       4(e)          Authorizing resolutions adopted by the Board of Directors of the Company on
                     November 7, 1988, in respect of Preferred Share Purchase Rights (filed as
                     Exhibit 4(c)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).
       10(a)         1986 Stock Option Plan for Non-Employee Directors and form of Stock
                     Option Agreement thereunder (filed as Exhibit 10(e) to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).
       10(b)         Lease for Riverside Place, Cambridge, Massachusetts, between the Company and Cabot, Cabot and Forbes dated October 20, 1983 (filed
                     as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).
       10(b)(1)      Amendment of Lease dated as of July 12, 1984, between the Company and the Trustees of CC&F Cambridge Parkway Trust (filed as Exhibit 10(a)
                     to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                     April 2, 1988 and incorporated herein by reference).
       10(b)(2)      Schedule setting forth the material details of the leases for Riverside Place
                     (Lotus Development Building) between the Company, and Cabot, Cabot and
                     Forbes which have been omitted per Sec.229.601 (a) (filed as Exhibit 10(o)
                     to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference).
       10(b)(3)      Amendment to Lease dated as of July 1, 1990 between the Company and
                     CC&F Cambridge Parkway Trust (filed as Exhibit 10 (f)(3) to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).
       10(c)         Net Lease dated as of July 25, 1990 between Lotus Rogers Street
                     Corporation, as Landlord, and the Company, as Tenant (filed as Exhibit 4(n)
                     to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1990 and incorporated herein by reference).
       10(d)         Form of Indemnification Agreement between the Company and each of its officers and directors pursuant to Article VII of the Company's By-Laws
                     (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1987 and incorporated herein by reference).


       10(e)*        Resolution adopted by the Board of Directors of the Company on November
                     30 and December 1, 1993 concerning compensation of Directors.
       10(f)         Lease Agreement dated October 25, 1990 by and between the Trustees of
                     River Park 93 Realty Trust, as Landlord, and the Company, as Tenant,
                     pertaining to Lot 3A, Riverside Park Drive, North Reading, Massachusetts
                     (filed as Exhibit (10)(l) to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1990 and incorporated herein by reference).
       10(g)         Lease Agreement dated October 25, 1990 by and between the Trustees of
                     River Park 93 Realty Trust, as Landlord, and the Company,
                     as Tenant,  pertaining to Lot 4A, Riverside Park Drive, North Reading, Massachusetts
                     (filed as Exhibit (10)(m) to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1990 and incorporated herein by reference).
       11*           Computation of Earnings Per Share.
       13*           Annual Report to Shareholders for the year ended December 31, 1993.  With the exception of the information incorporated by reference in Items 1,5,6,7,8 and 14 of this Form 10-K, the Annual Report to Shareholders for the year ended December 31, 1993 is not deemed filed as part of this report.
       22*           Subsidiaries of the Registrant.
       24*           Consent of Independent Accountants.

                     (NOTE:  The Company agrees to furnish to the Securities and Exchange
                      Commission upon request a copy of any instrument with respect to long-term debt of the Company or any of its subsidiaries which is not filed herewith or listed herein since it relates to outstanding debt in an amount not greater than
                      10% of the total assets of the Company and its subsidiaries on a consolidated basis.)
  _______________
  *filed herewith


  (b)  Reports on Form 8-K
            No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1993.



14(a) 2 Financial Statement Schedules


                    REPORT OF INDEPENDENT ACCOUNTANTS


  Our  report  on  the  consolidated  financial  statements  of   Lotus
  Development Corporation has been  incorporated by  reference in  this
  Form 10-K and is included in the Financial section of the 1993 Annual
  Report  to  Shareholders   of  Lotus   Development  Corporation.   In
  connection with our audits of such financial statements, we have also audited  the  related financial  statement schedules  listed in  Item
  14(a) 2 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                           COOPERS & LYBRAND




  Boston, Massachusetts
  January 26, 1994




                               SCHEDULE VIII

                        LOTUS DEVELOPMENT CORPORATION
                      Valuation and Qualifying Accounts
               Years Ended December 31, 1993, 1992 and 1991
                              (in thousands)

Col. A                  Col. B           Col. C (1)      Col. C (2)        Col. D          Col. E
                                                  Additions
                                          -------------------------
                     Balance at          Charged to        Charged       Deductions        Balance
                     Beginning           Cost and          to Other      Charged to        At End of
Description          of Period           Expenses          Accounts      Reserves          Period
- ----------------------------------------------------------------------------------------------------

Accounts Receivable allowances:

1993 ............    $25,326             $14,124                 -       $ 9,448           $30,002

1992 ............    $24,899             $16,291                 -       $15,864           $25,326

1991 ............    $11,696             $18,720                 -       $ 5,517           $24,899


                                  SCHEDULE X

                        LOTUS DEVELOPMENT CORPORATION
                   Supplementary Income Statement Information
                  Years Ended December 31, 1993, 1992 and 1991


             Column A                           Column B
                                            Charged to Costs
               Item                           and Expenses
- -------------------------------------------------------------------------

                                       1993           1992           1991
                                     -------        -------        -------
Advertising.......................   $48,093        $40,834        $32,207

Amortization of intangibles.......   $48,751        $42,894        $30,503

Royalties.........................   $24,413        $17,313        $14,006

                               SIGNATURES

  Pursuant of the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             LOTUS DEVELOPMENT CORPORATION
                             (Registrant)

                             By   /s/ Jim P. Manzi
                             Jim P. Manzi, President

                             Date:  March 25, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 1994.

           Signature                             Title

       /s/ Jim P. Manzi                    Chairman of the Board,
           Jim P. Manzi                  President, CEO and Director
                                         (Principal Executive Officer)

       /s/ Edwin J. Gillis            Senior Vice President, Finance and
           Edwin J. Gillis            Operations and Chief Financial Officer
                                          (Principal Financial Officer)

       /s/ Lyn L. Benton             Vice President, Finance and Corporate
           Lyn L. Benton               Services and Corporate Controller
                                         (Principal Accounting Officer)

       /s/ Lawrence G. Graev                    Director
           Lawrence G. Graev

       /s/ Aldo Papone                          Director
           Aldo Papone

       /s/ Chester A. Siuda                     Director
           Chester A. Siuda

       /s/ Richard Braddock                     Director
           Richard Braddock

       /s/ William H. Gray, III                 Director
           William H. Gray, III

       /s/ Michael E. Porter                    Director
           Michael E. Porter

       /s/ Henri A. Termeer                     Director
           Henri A. Termeer


- ------------------------------------------------------------------
                               EXHIBIT 10(e)



     Mr. Manzi next proposed that the compensation for non-employee directors for 1994 be $24,000. After discussion, and upon motion duly made and seconded, it was unanimously:


     RESOLVED:      That the compensation for the Corporation's
                    non-employee directors for 1994 shall be the sum of $24,000.



- ------------------------------------------------------------------------------

                               EXHIBIT 11


                      LOTUS DEVELOPMENT CORPORATION

                 Computation of Primary and Fully Diluted
                           Earnings Per Share
                   (in thousands, except per share data)
                                                 Years Ended December 31,
                                              1993        1992        1991
                                             -------------------------------
Net income                                   $55,535      $80,403     $33,116

Weighted average shares outstanding
 during the year                              43,089       42,306      42,960
Common equivalent shares                       1,632          688         992
                                              ------       ------      ------
Common and common equivalent shares
  outstanding for purpose of calculating
  primary net income per share                44,721       42,994      43,952
Incremental shares to reflect full dilution      924           --          --
                                              ------       ------      ------
Total shares for purpose of calculating
   fully diluted net income per share         45,645       42,994      43,952
                                              ======       ======      ======

Primary net income per share                   $1.24        $1.87       $0.75
                                              ======       ======      ======

Fully diluted net income per share             $1.22        $1.87       $0.75
                                              ======       ======      ======


- ------------------------------------------------------------------------------

                           EXHIBIT 13 to 1993 10K
                        LOTUS DEVELOPMENT CORPORATION
                         1993 REPORT TO SHAREHOLDERS

FINANCIAL HIGHLIGHTS
(In thousands, except per share data)
                             1993         1992         1991         1990         1989
- -------------------------------------------------------------------------------------
Net sales . . . . . . .  $981,168      $900,149    $828,895     $692,242     $556,033
Net income . . . . . . .   55,535(1)     80,403(2)   33,116(3)    23,254(4)    67,961
Net income per share . .     1.24(1)       1.87(2)     0.75(3)      0.54(4)      1.61
Total assets . . . . . .  905,345       763,444     725,537      656,807      604,277
Stockholders' equity . .  528,391       399,438     323,113      309,439      278,305
- --------------------------------------------------------------------------------------

Notes:    (1)  1993 amounts reflect a non-deductible charge to operations of $19.9 million, or $0.45 per share, for purchased research and development related to the
               Approach Software Corporation acquisition.

          (2)  1992 amounts include pre-tax gains on the sale of the Company's investment in Sybase, Inc., of $49.7 million on a pre-tax basis and $33.3 million, or $0.77 per share, on an after-tax basis.  1992 amounts  also include a restructuring charge of $15 million on a pre-tax basis and $10.1 million, or $0.23 per share, on an after-tax basis.

          (3)  1991 amounts include a restructuring charge of $23 million on a pre-tax basis and $18.6 million, or $0.42 per share, on an after tax basis.

          (4)  1990 amounts reflect a non-deductible charge to operations of $53 million, or $1.23 per share, for purchased research and development related to the
               Samna acquisition.


Figure 1 - photo of Jim Manzi, President and CEO Lotus Development Corporation. Jim Manzi
President and CEO

PRESIDENT'S LETTER

   Companies often use this space to speak of transitions. More often than not, transitions have a beginning and maybe a middle, but rarely an end. It is equally rare in corporate America that any CEO has the opportunity to talk about a transition for two years running - let alone four.

   Last year I reported that our four-year transition was over.
This year it continues to be over.  And to paraphrase T. S.
Eliot, "In our end is our beginning."

   The new opportunities we have been discussing - and building - for several years now form a tremendous foundation for our company's future. So as we move forward, it is worth reflecting for one last time on where we have been.

   In the last several years, Lotus has actually gone through three transitions, simultaneously. We've gone from a single-product company to one with a broad product line. We've gone from a company whose products required users to learn a keyboard command structure to a company that pioneered SmartIcons and other graphical features that make personal computers easier to use.
And we've gone from a leader in standalone applications to a leader in network applications.

   We cannot pretend that it's been easy. We have seen $350 million in our DOS business - or more than a third of our revenue - simply evaporate in the last two years. But we have been able to more than make up for it with new products.

   In the late 80s we noted the trend towards network computing, which meant that PCs had the potential to become not just isolated computational devices, but powerful new tools for communications and information-sharing. We placed ourselves at the forefront of this new style of computing.

   Our strategy, which we began talking about four years ago, is based on three precepts: differentiate our desktop applications by bringing integrated communications capabilities and enriched groupware services to these applications, dominate the high growth areas of communications and workgroup computing with cc:Mail and Notes, and demonstrate leadership in mobile computing.

Figure 2 - Product box shot SmartSuite/Windows.

   In 1993 it became clear that our strategy had taken hold in the marketplace. By the fourth quarter, our communications products were generating 25 percent of total revenue. Our SmartSuite of integrated desktop applications accounted for 47 percent of our Windows desktop revenue. As a result, our earnings in the fourth quarter more than doubled from a year earlier.

   A major event in solidifying our strategy this past year was the shipment of 1-2-3 Release 4 for Windows. 1-2-3 Release 4 is not only highly competitive as a standalone product, taking full advantage of the Windows operating environment, but it also takes desktop integration to a new level, working very well with its companion SmartSuite applications and with the powerful information-sharing underpinnings of Notes. We now have the most robust desktop suite in the marketplace.

   One of the major advantages of having a well-defined strategy - one that does not change from day-to-day - is the financial discipline it provides. Strategy is as much a process as a goal, and it has helped us concentrate on the higher-growth, higher-potential parts of our business, and it has brought greater discipline to our spending and investment decisions.

   In last year's Annual Report I expressed frustration that the stock market was too narrowly focused on spreadsheets and did not take into account the value of Notes and the way it has revitalized all our applications. But in the past year I have to say the market has become remarkably more efficient in the way it values our company, our strategy and our results. This increased "efficiency" brought an increase of $1.6 billion in market valuation during 1993.

   The way that Notes has taken off and the excitement that surrounds it, not just among customers but within our industry, certainly accounts for much of the rise in our stock price. Two years ago there were 500 Notes customers, and today there are 3,000 worldwide. These are customers with anywhere from 4 or 5 to 30,000 Notes licenses. Three years ago there were 70 Notes value-added resellers. Today there are over 3,000 value-added resellers, developers and independent software vendors who are building Notes applications and using Notes to provide business process solutions for their customers.

Figure 3 - Photo of Lotusphere collateral.

   In December we invited Notes customers, developers and business partners to Lotusphere in Orlando, Florida. We planned on several hundred, but more than 2,000 people wanted to attend.
Our Notes partners made 70 new product announcements at the conference - new workflow applications, new agent technology, new applications to gain access to external data, new tools to integrate Notes with internal databases and new links between Notes and extended communications networks.

   Notes has created its own industry. It is more a platform than an application. It provides a rich applications development environment apart from the operating system. Notes is generating a whole new class of applications based on communications and collaboration that enable organizations to carry out basic business processes in new, more productive ways. We believe the Notes industry is destined for further rapid growth as more and more users view Notes as their primary interface into the world of connected computing.

   The challenge is to continue to reinforce and build on the dominant position that Notes has given us. We are hard at work on something we call Lotus Communications Server (LCS), an industrial-strength messaging backbone for both Notes and cc:Mail. cc:Mail, with its 4 million users, 50 percent market share of LAN-based electronic mail worldwide and its integration with Notes, provides us with a significant market position in enterprise computing. We will ensure that Notes and cc:Mail continue to work well together.

   Notes already enables many customers to share information with customers and suppliers, but there are even further opportunities for making Notes a public platform for the extended enterprise. We have not yet been able to find out what the Information Superhighway is, but we feel certain that Notes will have at least a couple of lanes.

   We can be confident about the future. But this means we now have the added challenge of not falling prey to complacency or hubris.
It can be as difficult to deal with success as it is with adversity. In fact, our initial burst of success ten years ago may have contributed to tough times later on. This time we will remember the old show business maxim: "It takes 20 years to become an overnight success."

   Our greatest strength will come from the continued commitment and hard work of our employees. It is no exaggeration to say that all of us at Lotus have been tempered by fire. Transitions - even successful ones - are always far more painful internally than they appear to be from the outside. But tough times also bring strength, and the people of Lotus are now stronger, smarter and more of a team than ever before in our history.

   Our strategy is working, but we know we must continue to execute. We have set a goal of 15 to 18 percent pre-tax profit margin. We met that goal in the fourth quarter, and we must maintain this momentum going forward. Execution also means focusing more intently than ever before on our customers. The pages that follow will focus on one particular customer that made the decision to invest in Notes towards the end of 1993.

   The customer is 3M, the company that invented scotch tape and Post-it notes as well as 60,000 other products. 3M continues to innovate and reinvent itself. It's a company that faces the same competitive pressures as many of our customers. These customers know there's an opportunity to use information technology to do new things in new ways, but at the same time, they face some difficult technology choices.

Figure 4 - Photo of 3M building.

   Our relationship with 3M is similar to our relationships with most of our customers today. They tend to be at a higher level in the organization, and both Lotus and our customers are not so much interested in a single sale or transaction, as in a long-term relationship. And because the technology decisions are often difficult and involve significant investments, there is a premium on frank, open discussions, and on honesty.

   Customers care as much about our experience and expertise as they do about our products. They are often making the transition to a new model of computing based on communications and information-sharing.

   And at Lotus we have a good deal of experience in transitions.

Jim Manzi
President and CEO

Figures 5-20 - 2 pages of photos of 3M and Lotus employees at work. Why did 3M decide to use Lotus Notes?

While it would make a good story, the reason probably has little to do with any resemblance between 3M's well-known communications product, Post-it notes, and Lotus' software equivalent.

The real reason has to do with 3M's corporate goal of continuous innovation and its belief that information technology has an essential role in achieving that goal.

3M has a well-deserved reputation as an innovative company, going back to the 1920s and its invention of the world's first waterproof sandpaper. Today 3M has more than 60,000 products, ranging from adhesives and fabric protectors, to reflective sheeting for highway signs, to audio and video tapes and diskettes for computers, to medical diagnostic tools and heart-lung equipment.

In the 1993 Fortune magazine survey, 3M was once again named one of America's most admired corporations, and was second highest among all U.S. companies when it comes to innovation.

As part of its culture of innovation, 3M has always stayed at the forefront of information technology. It was an early adopter of enterprise-wide electronic mail. It was one of the first corporations to adopt PC technology and one of the first to tie PCs together in local area and wide area networks (where it now deploys cc:Mail). It uses multimedia CD-ROM technology to distribute regular updates on its product line. And, of course, 3M has now made a major commitment to the workgroup computing technology of Notes.

David Drew, who is head of information technology at 3M, discusses the relationship between information technology and innovation.
Figure 21 - Photo of David Drew, head of information technology at 3M.

   "We used to have a goal at 3M that 25 percent of our revenues had to come from products that were new in the past five years.
That's changed. The current goal is 30 percent of revenues from new products every four years. The question is how do you do it?

   "You have to keep the channels of innovation open, and that means information flow - across laboratories, manufacturing sites and markets in 58 different countries. And across functions - innovation comes from cross-fertilization and sharing ideas.

   "The problem is that there are too many demands from too many sides - everyone wants their own application. And with the speed of change in technology it can quickly become a mess - people unable to communicate because they are locked in different systems.

   "So my job is to provide an infrastructure, to provide standards, to provide common platforms for application development so that information can be shared - no matter where in the world we happen to be."

Bob Weiler is head of Lotus' North American Business Group.
Figure 22 - Photo of Bob Weiler, head of Lotus' North American
Business Group.

   "For us, global competition comes down to giving customers the tools they need to compete in many different markets, and across markets, and making sure those tools are available today - anywhere in the world. Companies like 3M are saying to us, it's not enough to simply deploy our products in the U.S. and then wait six months for the European versions, and then another three months before the Japanese or Taiwanese version is ready.

   "Everyone talks about 'globalization' but dealing with it and capitalizing on it is much easier said than done. I think we do a much better job than most. When 3M first began deploying its Notes applications, for example, one of the very first pilots was a Kanji version in Japan."

David Drew gives the background on the decision to make Lotus
Notes a global standard at 3M:

   "If you want to know the truth, some of us actually began to look for technology like Notes long before we had heard of Notes, perhaps even before it existed.

   "In the mid-80s we began talking about the need for what we later called a 'common document system.' Like many people at 3M I had spent a good part of my career at various remote locations around the globe, and we had developed a pretty good telecommunications infrastructure for keeping people in touch with each other.

   "But there was a strong sense that we could do more. Much of the data that passed back and forth was narrow and transactions-oriented, and did not capture the richer, human context. There was also the problem of interoperability. Much of the information that needed to be shared had been created by applications on systems that were foreign to other people in the organization.

   "So we developed a global document management strategy, which was really more of a quest, and it eventually led us to Notes."

Figure 23 - Photo of Michael Makowski, manager of the Common Document System project at 3M.
Michael Makowski managed the Common Document System project at 3M, which began in October, 1992. The project team conducted surveys, did transnational market analyses, and conducted pilots that evaluated Notes against a number of alternatives. Once the team had made its recommendations, it became Makowski's job to help sell them within 3M.

Figure 24 - Photo of Michael Makowski of 3M.

   "I'm not sure it was really my job to sell Notes. I think the better term is executive education. But whatever it was, it did take some doing - not so much because of Notes, but because of history.

   "3M has always looked ahead in information technology. A number of years ago we saw the potential in sales force automation, which makes sense if you've got a lot of products, a lot of sales reps, and you're a new product company. But none of the attempts really worked very well. Partly it was the technology, which was just not there, and partly it was costs - which began to go through the roof once you tried to do something fancy.

   "Suddenly that's changed - with the incredible price/performance curve, 486 machines, 50,000 PCs at 3M and half of them networked, and software like Notes that+s designed for networks.

   "There was initially some resistance to Notes. What were the real short-term payoffs? Did it require end-users to become programmers? Was its imaging support reliable? We developed four prototype applications - one managing lab books, which is intellectual property, another in routing and approval, another in managing the early stages of product development and another in packaging and engineering change orders. The product development application was particularly important because it showed Notes' workflow capabilities. The people who used that application told others, 'Hey, you don't need a lot of programming in order to do this.'

   "I also had a lot of meetings with people from the divisions - at 7:30 in the morning - to show them what they could start doing with Notes immediately. I'd show them a travel authorization form that was easy to create, and they'd say, 'Why can't I have this?' The idea was to have Notes stare them in the face.
That's how you sell it."

Figure 25 - Photo of Erik Renaud, Lotus district sales manager.
Erik Renaud, Lotus district sales manager, is part of the Lotus extended account team.

   "On a large, complex sale like this, the trick is to be very responsive to the customer without having a lot of people going off in all directions. You've got to marshall your resources and manage yourself.

   "We were in close touch with 3M at many different levels in their organization and ours. There was an early meeting between 3M's Chairman, L. D. DeSimone, and Jim Manzi. I remember another early meeting I had with Dave Drew, and as we talked about Notes, his eyes lit up. We also had to work closely with the people in the divisions at 3M because they were a key part of the decision.

   "A lot of things came into focus for 3M in June of 1993 when we invited them to Cambridge for a Notes briefing. John Landry made a presentation and he pretty much proved that Notes was the only technology in existence that enabled you to manage documents globally.

   "Notes was the key - in more ways than one. Not only were we selling Notes, it was also the way our team was wedded together.
Everyone was using Notes."

Figure 26 - Photo of Lynne Capozzi, Lotus Stratigic Account team.
Lynne Capozzi is part of the Lotus Strategic Account Team.

   "3M management was also using Notes as we negotiated the contract. Ironically, that put more pressure on us. Any time there was an article in the trade press raising any questions about the future direction of Notes, 3M would send it to us via Notes and we had to make sure we responded as quickly as possible.

Figure 27 - Notes screen shot.

   "It helped that everyone at Lotus was on Notes. At one point, there were press reports on the Lotus-Eastman Kodak alliance and the future of imaging as part of Notes. Because everyone was sharing information on Notes, the concerns at 3M surfaced quickly and we were able to respond quickly. Bob Weiler flew out to St. Paul to meet Dave Drew and talk about Lotus' commitment to imaging and our long-term commitment to 3M.

   "At one point in the contract negotiations, a Lotus software engineer, Gregg Steinman, was at one of the divisions trying to get an application up and running on short order. It was important to the contract because it was entirely valid for 3M to want assurance that a product worked before they bought it. As you can imagine, there was a lot of fast information flow over Notes regarding the progress of that application.

   "It was also vital that we stayed in close touch with Lotus' financial, legal and tax people as we structured this deal. We were able to use Notes to manage a lot of complex documents to arrive at a contract that gave 3M the flexibility that their divisions wanted in deploying Notes."

Figure 28 - Photo of John Winterhalter, 3M.
John Winterhalter is manager of information technology for 3M's
Commercial Office Supply Division, which up until the fall of 1993 favored an alternative to Notes.

   "Last August I was asked if we could come up with an application that involved the rapid electronic distribution of graphic art from our ad agency to our dealers. We needed it in two months.

   "In a panic I went to Mike Makowski because I knew he had been working with some Notes prototypes involving imaging. With the help of Lotus and the people from Connect [a Lotus Business Partner] we got the application up and running much faster than anyone thought possible, and I haven't looked back since. I wish I'd started deploying Notes two years ago.

  "3M is right in the middle of converting to client-server computing worldwide. Almost everything will be client-server - we're ahead of the curve in having the network infrastructure to do it. And Notes is a natural - the best client-server software I've seen. One of the first things I did was to test it to see if it could replicate globally. It was solid as a rock.

   "Right now we're also going through a reorganization to bring together customer-focused teams - teams consisting of sales reps, sales managers, technical service, customer service, information systems people and product or manufacturing people. Notes is the way we can coordinate these functions and create teams. They need to deal with an enormous amount of information on products, product changes and prices. Just as important, there's all sorts of information on people's desks and in people's heads that needs to be shared. You can coax it out with Notes.

   "Eventually we'll be in direct touch with customers using Notes. It's what we call electronic commerce. As even more people start using Notes, its value expands. That's why the industry that's building around Notes - companies like Connect here in Minnesota
- - is so important. When you're committing to a new technology, it's good to know you're not alone."

Figure 29 - Photo Tom Kieffer CEO of Connect and Staff.
Tom Kieffer (left) is founder and CEO of Connect, a systems integration company that became part of the Notes industry early on.

   "Connect is a technical services company and our business is helping customers plan, deploy and support networks. We began 8 years ago by doing a lot of work with Novell NetWare - and we still do. NetWare has since become an almost ubiquitous part of the plumbing.

Figure 30 - Photo of Tom Kieffer of Connect.

   "There are parallels between the way NetWare took hold and what's happening with Notes today. Notes is becoming the essential layer, or environment on top of the plumbing. If you want to take full advantage of networks, if you want to collect and disseminate information over the network, if you want to turn information into knowledge, then Notes has become the 'go to' tool.

   "Three years ago we got on board as a Notes Business Partner because it was an exciting new technology and we are new technology heat-seekers. Lotus, however, didn't have its act together with Notes. It was rough going for a while, but it has paid off for us. Notes is the fastest growing segment of our business - growing at 300 percent compared to overall growth of about 50 percent.

   "One of the things we do for our Notes customers is to help them with their network infrastructure, getting the protocols and the standardized connections in place so they can run networked applications. And as Notes installations mature we can help companies manage their Notes networks. But the biggest opportunity is in adding value - through companion products, new Notes applications, or simply helping customers do new things and achieve business goals more effectively by using Notes.

   "Once people start using Notes, it becomes what we call a dashboard application, the first place people go to on their computer, the place they live, the pivot point on their desktop.
Companies invariably use Notes in more and more business processes almost every day.

   "Why are companies adopting Notes? Well, it allows them to really leverage their network investment. But it also comes down to simple fear - fear that if you don't take advantage of Notes, you'll lose your competitive advantage to someone else."

Figure 31 - Photo of computer with Post-it note.




MANAGEMENT'S DISCUSSION AND ANALYSIS

As an aid to understanding the Company's operating results, the table below indicates the percentage relationships of income and expense items included in the Consolidated Statements of Operations for the three years ended December 31, 1993 and the percentage changes in those items for the two years ended December 31, 1993.

Percent changes year to year                               Items as a percentage of net sales
1993-92     1992-91        Income and expense items             1993         1992         1991
- -----------------------------------------------------------------------------------------------
  9%           9%          Net sales                           100.0%       100.0%       100.0%
  1%          15%          Cost of sales                        20.6%        22.2%        21.0%
- -----------------------------------------------------------------------------------------------
 11%           7%            Gross margin                       79.4%        77.8%        79.0%
                            Expenses:
  7%           1%            Research and development           12.9%        13.1%        14.1%
  9%          14%            Sales and marketing                47.2%        47.1%        44.7%
  1%          (1%)           General and administrative          7.1%         7.7%         8.4%
  --           --            Other (income)/expense, net (A)     1.8%        (3.4%)        3.6%
- -----------------------------------------------------------------------------------------------
 17%          (1%)              Total expenses                  69.0%        64.5%        70.8%
- -----------------------------------------------------------------------------------------------
                           Income before income taxes
                             and cumulative effect of
(15%)         77%            change in accounting principle     10.4%        13.3%         8.2%
 17%          61%          Provision for income taxes            4.7%         4.4%         3.0%
- -----------------------------------------------------------------------------------------------
                           Income before cumulative effect
(31%)         86%            of change in accounting principle   5.7%         8.9%         5.2%
                           Cumulative effect of change
  --        (100%)           in accounting principle              --           --          1.2%
- -----------------------------------------------------------------------------------------------
(31%)        143%          Net income                            5.7%         8.9%         4.0%
- -----------------------------------------------------------------------------------------------
                           Per share:
                           Income before cumulative effect
(34%)         91%            of change in accounting principle  $1.24        $1.87        $0.98
                           Cumulative effect of change
  --        (100%)           in accounting principle               --           --         0.23
- -----------------------------------------------------------------------------------------------
(34%)        149%          Net income per share                 $1.24        $1.87        $0.75
===============================================================================================

Note (A):  1993, 1992 and 1991 amounts include significant non-recurring income and expense items which are set forth in Footnote J to the financial statements.


RESULTS OF OPERATIONS

1993 compared to 1992
......................

Revenues

In 1993, Lotus continued to execute its "Working Together" strategy. That strategy is defined by products which have common user interfaces, which are integrated with each other, which work across multiple platforms and which help people work together more productively. The centerpiece of this strategy is communications products which facilitate workgroup computing and make the Company's desktop applications more productive through group-enabling and ease-of-use features.
     Lotus' worldwide revenues increased 9% to $981 million in 1993. This revenue increase comprises distinctly different growth rates for desktop applications as compared to communications products and services. Desktop revenues were essentially unchanged in 1993, while communications related revenues grew approximately 55%. Consequently, revenue from communications products and services continues to represent a growing proportion of total revenue.

Desktop Applications Revenue

Lotus' desktop applications include spreadsheets, word processing, graphics, end-user database and personal information management software products. In 1993, users continued to migrate from DOS-based applications to Windows-based applications. Lotus' desktop revenue reflects this trend as Windows revenues more than doubled from the prior year, while DOS-based revenues, particularly spreadsheets, declined approximately $215 million.
     The desktop applications market also experienced the full-fledged emergence of desktop "suites" in 1993. A few major software publishers have combined and integrated their standalone applications into attractively-priced suites of Windows products. Lotus' offering in the suite category, SmartSuite, represented one-third of total Windows desktop applications revenue in 1993. The Company believes that SmartSuite revenues were driven by growing market demand for desktop suites, its highly-rated individual applications, particularly 1-2-3 for Windows, and the high degree of integration among the products in its suite.
     While competition for market share remains intense for Windows desktop applications and prices have declined year over year, pricing remained relatively stable during the second half of 1993. The Company anticipates that downward pressure on pricing for Windows applications will continue in 1994.
     Significant new Windows desktop products released in 1993 include 1-2-3 for Windows Release 4.0, Improv Release 2.0, Freelance Graphics for Windows Release 2.0, Organizer Release 1.1 and SmartSuite for Windows Release 2.0. In addition, in June 1993, the Company acquired Approach Software Corporation, developers of end-user relational database applications for the Windows environment. The Company also released 1-2-3 for OS/2 Release 2.0, Freelance Graphics for OS/2 Release 1.0, Ami Pro for OS/2 Release 3.0 and an OS/2 SmartSuite during 1993.

Communications Products and Services Revenue

Communications products and services include Notes, cc:Mail and consulting services. Revenues from communications products and services increased substantially, reflecting the growing momentum behind workgroup computing, and represented 19% of total revenue in 1993 as compared to 13% in 1992.
     Revenue from Notes, the Company's innovative workgroup computing product, more than doubled over the prior year. Contributing to Notes growth were market related factors, such as an expanding client-server market and a greater availability of networked and portable computing applications. Revenue gains were also driven by the shipment of Notes 3.0 in May 1993, the Company's broadening of distribution through its network of distributors and resellers and an expansion of the number of business partners selling and developing applications for Notes. New versions of Notes 3.0 were shipped for the Windows, Macintosh and OS/2 platforms in May 1993.
     cc:Mail revenues grew considerably, primarily on the strength of new products for the Windows and OS/2 platforms and the continued growth of the market for PC-based networked electronic mail systems. Consulting services revenue also increased significantly resulting from internal growth and from the acquisition of several consulting businesses.

International Revenue

Revenues outside the United States, most of which are collectible in foreign currencies, grew by 12% during 1993 and accounted for 51% of worldwide revenues in 1993 and 49% in 1992. International sales growth was primarily propelled by sales gains in the United Kingdom, Germany, Italy and the Asia Pacific region. The impact of foreign currency fluctuations on international revenues was insignificant in 1993 as the impact of the strengthening U.S. dollar in Europe was neutralized by the weakening of the U.S. dollar in Japan. Foreign currency fluctuations did not significantly impact revenue in 1992.


Expenses and Profit Margins

Gross margin as a percentage of sales increased to 79% in 1993 compared with 78% in 1992. The rate was favorably affected by the achievement of manufacturing efficiencies resulting from higher production volumes, the closing of the Company's Puerto Rican manufacturing plant and material cost reductions. The margin improvement is also attributable to a greater proportion of higher margin communication products in the sales mix and to reduced manufacturing and delivery costs resulting from an increase in license sales.
     The Company continues to make investments in research and development to maintain a strong competitive desktop position and to continue to improve its communications products. Research and development expenses increased 7% to $127 million in 1993, reflecting a constant level of desktop development spending year over year and significantly higher spending associated with development and enhancement of the Company's communications products and working together technology. Historically, the primary activities of the development organizations outside the U.S. were to translate and localize products for international markets. In the current year, international development organizations initiated efforts to develop products in parallel with the development in U.S. with the goal of achieving simultaneous release of various language versions of new products. Going forward, the Company plans to continue this effort in 1994 and expects to reach its goal within the next few years.
     Sales and marketing expenses increased 9% to $463 million in 1993 driven by the Company's substantial investment in its communications business and in SmartSuite. Increased spending on advertising and marketing programs for SmartSuite reflects the market shift from standalone applications to integrated suites. The increase is also attributable to the Company's continued efforts to attract users transitioning from DOS to Windows, the expansion of worldwide support organizations and the growth of the consulting services business.
     General and administrative expenses increased 1% to $70 million in 1993. The relatively minor change reflects the Company's continued efforts to control infrastructure and fixed costs.
     Despite declining interest rates, interest income was higher in 1993 because of higher average cash and short-term investment balances. Interest expense declined primarily due to scheduled repayments of long-term debt obligations.
     In June 1993, the Company acquired Approach Database Corporation. The purchase price included $15 million of initial cash consideration, the assumption of certain liabilities and future consideration. A significant portion of the purchase price was allocated to purchased research and development, resulting in a $19.9 million charge to the Company's 1993 operations. This charge, which is reflected in other income and expense, is not deductible for tax purposes. Earnings for 1993, excluding the charge, were $75.4 million or $1.69 per share. Other income and expense in 1992 included a pre-tax gain of $49.7 million from the sale of the Company's investment in Sybase, Inc., offset by a restructuring charge of $15 million. Earnings for 1992, excluding the gain and the restructuring charge, were $57.2 million or $1.33 per share.
     The effective tax rate for 1993, excluding the effect of a non-deductible charge for purchased research and development related to the acquisition of Approach, was 38% compared with 33% in 1992. In 1993, the Company adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, ("FAS 109") retroactive to January 1, 1991. The increase in the tax rate in 1993 reflects the effect of the loss of tax benefits associated with the closing of the Company's Puerto Rican manufacturing plant, a one percentage point increase in the U.S. federal statutory tax rate and the impact of the statutory rate change on deferred taxes in accordance with FAS 109.
     Looking forward, the Company expects the dominant 1993 trends to continue in 1994. The communications business is expected to grow significantly and will continue to represent a greater proportion of total revenue. The Company also anticipates that sales of suites will continue to displace sales of standalone applications as the market demand for integrated desktop applications continues to grow. As a result, Smartsuite revenues are expected to account for a greater percentage of Windows desktop revenue. While Windows desktop revenues are expected to increase in 1994, these gains will be partially offset by further declines of DOS-based revenues. The Company believes that the magnitude of the decline in DOS-based revenues in 1994 should not be as dramatic as that experienced in 1993 as DOS-based revenues continue to represent a smaller share of overall revenue.

1992 compared to 1991

The 9% increase in worldwide revenue in 1992 compared to 1991 reflected strong volume growth across all desktop applications for the Windows platform and in communications products and services, partially offset by the loss of $135 million of DOS-based revenues. New releases in 1992 included 1-2-3 for Windows Release 1.1, 1-2-3 Release 2.4 and 3.4 for DOS, and Ami Pro Release 3.0. Revenues from communications products and services doubled in 1992 and grew to 13% of total revenue. International revenues grew by 6% during 1992 and accounted for 49% of worldwide revenue in 1992 compared with 51% in 1991.
     Gross margins declined by 1% from 1991 to 1992, attributable to higher amortization charges for software and other intangibles and lower selling prices. This decline was partially offset by more cost effective product packaging and the achievement of favorable manufacturing efficiencies.
     The growth in operating expenses in 1992 reflected higher sales and marketing spending to gain market share during a critical period of user migration from DOS to Windows. Spending increases resulted from advertising and marketing campaigns to promote the Company's Windows-based products, expansion of customer support organizations and growth in the consulting services business. Research and development expenses were essentially unchanged from 1991 as steps were initiated in 1992 to increase the effectiveness of development spending through improved focus of development activities, reduced headcount and lower infrastructure costs.
     In addition to cost reduction efforts initiated in late 1991, the Company recorded a $15 million restructuring charge to other income and expense in 1992 principally to cover costs associated with the closing of its Puerto Rican manufacturing subsidiary and the restructuring of North American and European operations.
     During 1992, the Company sold its investment in Sybase, Inc. for $77.7 million, resulting in a pre-tax gain of $49.7 million which is included in other income and expense. After tax, the gain was $33.3 million or $0.77 per share.
     Interest income was lower in 1992 because of declining interest rates. Interest expense declined primarily due to scheduled repayments of long-term debt obligations.
     The effective tax rate was 33% in 1992 compared to 36.3% in 1991. Most of the improvement resulted from the utilization of research and development credit carryforwards.


Liquidity and Capital Reserves

Cash and short-term investments increased $124 million to $417 million at December 31, 1993. The two primary sources of cash flow in 1993 were $162 million of cash generated by operations and $82 million in proceeds from the issuance of common stock under the Company's employee stock plans and tax benefits thereon. The Company used a portion of the cash for investing and financing activities, including $31 million for the purchase of property and equipment, $37 million for payments for software and other intangibles, $15 million for the acquisition of Approach Software Corporation and $30 million for the scheduled repayment of long-term debt.
     A substantial portion of the Company's cash and short-term investments are either deposited in financial institutions located in Puerto Rico or held by subsidiaries outside the United States. These investments can be readily transferred to the United States as required, subject to income and/or withholding taxes upon repatriation. Taxes have already been provided for the tax liability which would result.
     The Company's financial reserves are represented by short-term investments and unused portions of credit facilities. During 1993, the Company increased its revolving credit facilities with domestic and international banks by $25 million to $150 million. The Company believes its financial reserves and funds provided by ongoing operations are adequate to meet future liquidity requirements.

LOTUS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years ended December 31,
(In thousands, except for per share data)          1993         1992         1991
- ---------------------------------------------------------------------------------
Net sales                                      $981,168     $900,149     $828,895
Cost of sales                                   202,443      200,103      174,209
                                               --------     --------     --------
    Gross margin                                778,725      700,046      654,686

Expenses:
    Research and development (Note B)           126,884      118,308      116,586
    Sales and marketing                         462,658      423,813      370,635
    General and administrative                   70,057       69,103       69,955
    Other (income) / expense, net (Note J)       17,357      (31,183)      29,824
                                               --------     --------     --------
        Total expenses                          676,956      580,041      587,000

Income before income taxes and cumulative
     effect of change in accounting principle   101,769      120,005       67,686
Provision for income taxes (Note H)              46,234       39,602       24,570
                                               --------     --------     --------
Income before cumulative effect of change
      in accounting principle                    55,535       80,403       43,116
Cumulative effect of change in accounting
     principle (Notes B and H)                       --           --       10,000
                                               --------     --------     --------
        Net income                             $ 55,535     $ 80,403     $ 33,116
                                               ========     ========     ========
Per share:
  Income before cumulative effect of change
     in accounting principle                      $1.24        $1.87        $0.98
  Cumulative effect of change in accounting
     principle (Notes B and H)                       --           --         0.23
                                                -------      -------      -------
  Net income per share                            $1.24        $1.87        $0.75
                                                =======      =======      =======
  Weighted average common and
    common equivalent shares outstanding         44,721       42,994       43,952
                                                =======      =======      =======

The accompanying notes are an integral part of the consolidated financial statements.


LOTUS DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                                  December 31,
(In thousands)                                               1993           1992
- --------------------------------------------------------------------------------
Assets
Current assets:
    Cash and short-term investments (Note B)             $416,693       $293,094
    Accounts receivable, net of allowances
        of $30,002 and $25,326                            217,336        178,340
    Inventory (Note C)                                     21,220         23,560
    Other current assets                                   20,817         19,040
                                                         --------       --------
        Total current assets                              676,066        514,034

Property and equipment, net of accumulated depreciation
   and amortization of $153,768 and $165,973 (Note D)     127,437        135,667
Software and other intangibles, net of accumulated
   amortization of $123,016 and $110,715 (Note B)          88,625         99,299
Investments and other assets (Note E)                      13,217         14,444
                                                         --------       --------
        Total assets                                     $905,345       $763,444
                                                         ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                  December 31,
(In thousands)                                               1993           1992
- --------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to banks (Note I)                      $     --         $1,130
    Current portion of long-term debt (Note I)             28,480             --
    Accounts payable                                       45,914         40,922
    Accrued compensation and benefits                      36,368         27,180
    Accrued and deferred income taxes (Note H)             49,017         48,790
    Other accrued expenses                                 77,648         75,363
    Deferred revenue (Note B)                              39,996         24,483
                                                         --------       --------
        Total current liabilities                         277,423        217,868

Deferred income taxes (Note H)                             49,531         37,398
Long-term debt (Note I)                                    50,000        108,740
Commitments and contingencies (Note F)
Stockholders' equity (Note G):
    Preferred stock, $1.00 par value,
        5,000 shares authorized, none issued                   --             --
    Common stock, $.01 par value,
        100,000 shares authorized;
        62,152 issued; and 44,928
        and 41,881 outstanding                                622            622
Additional paid-in capital                                251,414        216,740
Retained earnings                                         526,554        471,019
Treasury stock, 17,224 and 20,271 shares
   at an average cost of $14.44 and $14.19 per share     (248,728)      (287,655)
Translation adjustment                                     (1,471)        (1,288)
                                                         --------       --------
        Total stockholders' equity                        528,391        399,438
                                                         --------       --------
        Total liabilities and stockholders' equity       $905,345       $763,444
                                                         ========       ========

The accompanying notes are an integral part of the consolidated financial statements.


LOTUS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             Years ended December 31,
(In thousands)                                             1993         1992         1991
- -----------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                          $ 55,535     $ 80,403     $ 33,116
   Gain on sale of investment in Sybase, Inc.                --      (49,706)          --
   Charge for purchased research and development         19,900           --           --
   Depreciation and amortization                         86,973       84,319       70,625
   Cumulative effect of change in accounting principle       --           --       10,000
   Change in assets and liabilities, net of effects from
     acquisitions:
      (Increase) in accounts receivable                 (42,000)     (11,031)     (49,514)
      (Increase) decrease in inventory                    3,207        7,681       (9,077)
      Increase (decrease) in accounts payable and
         accrued expenses                                10,832       (1,295)      37,651
      Increase in accrued and deferred income taxes      11,892       20,620          634
      Increase in deferred revenue                       15,601          521        7,819
      Net change in other working capital items             259       (3,170)      (2,780)
                                                       --------     --------     --------
Net cash provided by operating activities               162,199      128,342       98,474
                                                       --------     --------     --------
Cash flows from investing activities:
   Purchases of property and equipment                  (30,587)     (34,042)     (38,806)
   Payments for software and other intangibles          (36,771)     (39,315)     (32,618)
   Proceeds from sale of investment in Sybase, Inc.          --       77,719           --
   Purchases of short-term investments, net             (79,883)     (31,551)     (55,118)
   Acquisitions                                         (15,455)      (8,725)     (31,592)
   Other                                                  2,002        1,364        4,114
                                                       --------     --------     --------
Net cash used for investing activities                 (160,694)     (34,550)    (154,020)
                                                       --------     --------     --------
Cash flows from financing activities:
  Repayment of long-term debt                           (30,260)     (30,260)     (21,000)
  Purchase of common stock for treasury                  (8,107)     (35,876)     (55,397)
  Issuance of common stock, including tax
    benefit thereon                                      81,708       32,244       37,364
  Increase (decrease) in short-term borrowings           (1,130)     (23,167)      18,885
                                                       --------     --------     --------
Net cash provided by (used for) financing activities     42,211      (57,059)     (20,148)
                                                       --------     --------     --------
Net increase (decrease) in cash and cash equivalents     43,716       36,733      (75,694)
                                                       --------     --------     --------
Cash and cash equivalents, beginning of year            121,133       84,400      160,094
                                                       --------     --------     --------
Cash and cash equivalents, end of year                 $164,849     $121,133     $ 84,400
                                                       ========     ========     ========

Supplemental Cash Flow Information
(In thousands)                                             1993         1992         1991
- ------------------------------------------------------------------------------------------
   Interest received                                     $9,971      $10,952      $13,138
   Interest paid                                        ($8,702)    ($13,970)    ($17,185)
   Income taxes paid                                   ($24,698)    ($18,982)    ($23,973)
- ------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.



LOTUS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 1991, 1992,
and 1993 (Note G)                                         Additional
                                                Common       Paid-In       Retained       Treasury    Translation
(In thousands)                                   Stock       Capital       Earnings          Stock     Adjustment          Total
- --------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1990                       $591       $157,368       $357,500      ($206,587)       $   567       $309,439
                                                 ----       --------       --------      ----------       -------       --------
Net Income                                         --             --         33,116             --             --         33,116
Acquisition of 2,104 shares of common stock        --             --             --        (55,397)            --        (55,397)
Issuance of 464 shares of common stock under
     employee stock purchase plan                   5          7,797             --             --             --          7,802
Exercise of 43 incentive stock options              1            474             --             --             --            475
Exercise of 1,605 non-qualified stock options      16         29,071             --             --             --         29,087
Currency translation effect                        --             --             --             --         (1,409)        (1,409)
                                                 ----       --------       --------      ----------       --------      ---------
Balance, December 31, 1991                        613        194,710        390,616       (261,984)          (842)       323,113
                                                 ----       --------       --------      ----------       --------      ---------
Net Income                                         --             --         80,403             --             --         80,403
Acquisition of 1,968 shares of common stock        --             --             --        (35,876)            --        (35,876)
Issuance of 395 shares of common stock under
     employee stock purchase plan                  --          1,308             --          5,518             --          6,826
Exercise of 1,229 non-qualified stock options       9         20,722             --          4,687             --         25,418
Currency translation effect                        --             --             --             --           (446)          (446)
                                                 ----       --------       --------      ----------       --------      ---------
Balance, December 31, 1992                        622        216,740        471,019       (287,655)        (1,288)       399,438
                                                 ----       --------       --------      ----------       --------      ---------
Net Income                                         --             --         55,535             --              --        55,535
Acquisition of 250 shares of common stock          --             --             --         (8,107)             --        (8,107)
Issuance of 360 shares of common stock under
     employee stock purchase plan                  --          2,894             --          5,139              --         8,033
Exercise of 2,937 non-qualified stock options      --         22,604             --         41,895              --        64,499
Income tax benefit related to exercise
     of stock options                              --          9,176             --             --              --         9,176
Currency translation effect                        --             --             --             --           (183)          (183)
                                                 ----       --------       --------      ----------       --------      ---------
Balance, December 31, 1993                       $622       $251,414       $526,554      ($248,728)       ($1,471)      $528,391
                                                 ====       ========       ========      ==========       ========      =========

The accompanying notes are an integral part of the consolidated financial statements.



LOTUS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A   BUSINESS

The Company and its subsidiaries are engaged in the development, manufacturing, marketing and support of applications software.
The Company sells its products primarily through distributors and resellers.


B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
.....................

The consolidated financial statements comprise those of the Company and its wholly owned domestic and foreign subsidiaries.
All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
...................

Revenue from the sale of software products to distributors, resellers and original equipment manufacturers is recognized when the products are shipped. Revenue from the sale of software products under installation agreements with end-users is recognized upon expected installation by the customer, provided that payment is due currently. Maintenance, service and subscription revenues are recognized ratably over the term of the related sales contract or as services are performed. Allowances for estimated future product returns under the Company's agreements with its distributors and resellers for stock balancing and upgrade swaps are provided in the same period as the related revenue.

Cash and Short-term Investments
...............................

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents, and those with maturities greater than three months are considered to be short-term investments. Short-term investments are stated at cost, which approximates market.
     Cash equivalents and short-term investments consist primarily of certificates of deposit, repurchase agreements, commercial paper and other money market instruments.

                                          December 31,
(In thousands)                         1993           1992
- ----------------------------------------------------------
Cash and cash equivalents          $164,849       $121,133
Short-term investments              251,844        171,961
- ----------------------------------------------------------
Cash and short-term investments    $416,693       $293,094
==========================================================

Inventory
.........

Inventory is stated at cost, using the first-in, first-out (FIFO) method, but not in excess of net realizable value.


Property, Equipment and Depreciation
....................................

Property and equipment are stated at cost.  Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful life of the assets as follows:
- ----------------------------------------------------------------------
Buildings                                      30 years
Computer Equipment                          3 - 5 years
Manufacturing and other equipment           3 - 5 years
Furniture and fixtures                          5 years
Leasehold improvements        Shorter of lease term or life of asset
Building improvements           Shorter of 10 years or life of asset
- -----------------------------------------------------------------------

Maintenance and repairs are expensed as incurred. The costs of retired assets are removed from asset accounts and related depreciation is removed from accumulated depreciation.


Software and Other Intangibles
..............................

Costs related to research, design and development of computer software are charged to research and development expense as incurred. In accordance with current accounting rules, eligible costs to complete a product are capitalized and amortized over the economic life of the product on a straight-line basis, generally three years. Internal software costs of $25.0 million, $26.0 million and $27.7 million were capitalized in 1993, 1992 and 1991. Related amortization charges of $25.2 million for 1993, $22.2 million for 1992 and $13.9 million for 1991 are reflected in cost of sales.
       Intangible assets associated with acquisitions capitalized in 1993 of $15.2 million were largely attributable to the acquisitions of Approach Software Corporation and consulting services businesses. Intangible assets of $22.1 million and $32.5 million were acquired in 1992 and 1991. These assets are amortized on a straight-line basis, generally over a three to five year period. Related amortization charges, substantially all of which were reflected in cost of sales, totaled $22.5 million in 1993, $19.2 million in 1992 and $15.9 million in 1991.


Income Taxes
............

The Company adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("FAS 109"), retroactive to January 1, 1991. Prior to 1991, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11. Under FAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using current statutory tax rates. FAS 109 also requires a valuation reserve against deferred tax assets if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See Note H).
     U.S. Federal income taxes, net of applicable foreign tax credits, are provided on the portion of foreign earnings which may be remitted to the parent in future years. Undistributed earnings of foreign affiliates reinvested in those operations indefinitely, and for which no U.S. taxes have been provided, aggregated approximately $40 million at December 31, 1993 and 1992.


Net Income per Share
....................

Net income per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents are attributable to unexercised stock options.


Foreign Currency Translation
............................

Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange during the year. Resulting translation adjustments are accumulated in a separate component of stockholders' equity. The effect of exchange rate changes on cash and cash equivalents was immaterial in 1993, 1992 and 1991.
     In an effort to minimize the effect of exchange rate fluctuations on the results of its operations and the asset and liability positions of foreign subsidiaries, the Company hedges certain portions of its foreign currency exposure through the use of forward exchange contracts and options on foreign currencies. It does not engage in foreign currency speculation. The cash flows related to the gains and losses on foreign currency hedges are classified in the statements of cash flows as part of cash flows from operating activities.
     Forward exchange contracts primarily to exchange foreign currencies for U.S. dollars totaling $50 million were outstanding at December 31, 1993. These contracts are used to hedge asset and liability positions of foreign subsidiaries. Gains and losses associated with currency rate changes on these contracts are recorded currently in income, offsetting losses and gains on the related assets and liabilities. All contracts, which primarily hedge European currencies and Japanese yen, mature during 1994.


Financial Instruments
.....................

The fair value of financial instruments, including cash equivalents, marketable securities, debt, options on foreign currencies and forward exchange contracts, approximated their carrying values at December 31, 1993. Fair values have been determined through information obtained from market sources and management estimates.


Diversification of Credit Risk
...............................

The Company's investment portfolio is diversified and consists of cash equivalents and short-term investments placed with high credit qualified institutions. At December 31, 1993 and 1992, approximately 41% and 38% of accounts receivable represented amounts due from ten customers. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.



C  INVENTORY

Inventory consists of the following:


                                          December 31,
(In thousands)                        1993            1992
- ----------------------------------------------------------
Finished goods                     $13,962         $14,030
Raw materials                        7,258           9,530
- ----------------------------------------------------------
Total                              $21,220         $23,560
==========================================================


D   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  December 31,
(In thousands)                                1993            1992
- ------------------------------------------------------------------
Land                                      $  7,395        $  3,892
Buildings and building improvements         55,463          54,959
Leasehold improvements                      36,699          39,537
Computer equipment                         111,045         126,482
Manufacturing and other equipment           44,191          47,794
Furniture and fixtures                      26,412          28,976
- ------------------------------------------------------------------
                                           281,205         301,640
Less accumulated depreciation
   and amortization                        153,768         165,973
- ------------------------------------------------------------------
Property and equipment, net               $127,437        $135,667
==================================================================


E  INVESTMENTS AND OTHER ASSETS

Investments and other assets consist of the following:

                                          December 31,
(In thousands)                        1993            1992
- ----------------------------------------------------------
Marketable securities              $ 3,004         $ 5,829
Deposits and other                  10,213           8,615
- ----------------------------------------------------------
Total                              $13,217         $14,444
==========================================================

Marketable securities represent investments in interest bearing securities held at a custodial institution in Puerto Rico. These securities are carried at cost, which approximates market.


F   LEASE OBLIGATIONS

The Company leases certain facilities and equipment under various operating leases. At December 31, 1993, future minimum lease payments under operating leases with terms in excess of one year were as follows:


Year                 (In thousands)
- -----------------------------------
 1994                     $ 40,715
 1995                       30,109
 1996                       23,086
 1997                       19,136
 1998                       17,254
 Future years               37,424
- ----------------------------------
Total                     $167,724
==================================

Total rental expense was approximately $41.7 million, $40.2 million and $38.9 million for the years ended December 31, 1993, 1992 and 1991.


G  STOCK PLANS

Stock Option Plans
..................

The Company has stock option plans for employees and consultants which provide for non-qualified and incentive stock options. Options are granted at a price not less than the fair market
value on the date of grant.   The options generally become
exercisable over a four-year period and expire over a period not exceeding ten years. At December 31, 1993, 6.0 million shares were available for grant.
      The Company also has a stock option plan for non-employee directors which provides that each independent director of the Company be granted annually an option to acquire 10,000 shares of common stock at a price equal to the fair market value on the date of grant. The term of each option is for a period not exceeding ten years. At December 31, 1993, 175,000 shares were available for grant.

     Activity in these plans was as follows:

                                                  Years ended December 31,
(In thousands, except option prices)             1993        1992        1991
- ------------------------------------------------------------------------------
Shares under option, beginning of year          7,154       8,782       8,204
Options granted (at option prices of
  $19.63 to $47.38 in 1993,
  $17.38 to $33.88 in 1992 and
  $18.13 to $35.63 in 1991)                     2,453(B)      788(A)    3,081
Options exercised                              (2,937)     (1,229)     (1,605)
Options cancelled                                (856)     (1,187)       (898)
- ------------------------------------------------------------------------------
Shares under option, end of year
  (at exercise prices of $16.00 to $47.38
  in 1993 and $6.25 to $37.88 in 1992
  and 1991)                                     5,814       7,154       8,782
- ------------------------------------------------------------------------------
Average price of options exercised             $22.09      $20.74      $18.12
- ------------------------------------------------------------------------------
Shares exercisable                              1,412       2,919       2,482
- ------------------------------------------------------------------------------
Average option price of shares
 exercisable                                   $23.71      $22.49      $21.92
==============================================================================

(A) The Company's annual grant to employees, historically made in December, was moved to January 1993 to more closely link option grants to performance. In January 1993, the Company granted 1.8 million options at fair market value on the date of grant.
(B) In January 1994, the Company granted a total of 2.6 million options to its employees. Of the total grant, 1.6 million options were granted at fair market value on the date of grant. The remaining 1.0 million options were granted at 120% of fair market value on the date of grant.


Employee Stock Purchase Plan
............................

The Employee Stock Purchase Plan authorizes the Company to sell up to 4.1 million shares of common stock to employees on a limited basis through voluntary payroll withholdings. The stock price to employees is equal to 85% of the market price on the first or last day of each six-month withholding period, whichever is lower. Through December 31, 1993, approximately
2.2 million shares were purchased by employees pursuant to the plan.
     Shares issued to employees during the past three years are summarized in the table below.

                                             Years ended December 31,
(In thousands, except per share data)      1993        1992        1991
- -----------------------------------------------------------------------
Number of shares                            360         395         464
Proceeds                                 $8,033      $6,826      $7,802
Average price per share                  $22.34      $17.29      $16.82
=======================================================================



H  INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 1993, the Company adopted Financial Accounting Standard No. 109, Accounting for Income Taxes ("FAS 109") which requires a change from an income statement to a balance sheet approach for accounting for income taxes. The Company has elected to apply the provisions of FAS 109 retroactively to January 1, 1991. Accordingly, the cumulative effect of this change decreased 1991 net income by $10 million or $0.23 per share relating to the establishment of a valuation reserve for foreign tax benefits. The effect of the adoption of FAS 109 on 1992 income was not significant.

The components of the provision for income taxes were as follows:

                                        Years ended December 31,
(In thousands)                        1993        1992        1991
- -------------------------------------------------------------------
Domestic:
     Current                       $18,437      $7,970      $6,915
     Deferred                        7,581      17,902      (2,354)
- -------------------------------------------------------------------
                                    26,018      25,872       4,561
- -------------------------------------------------------------------
Foreign:
     Current                        19,763       9,470      14,280
     Deferred                         (347)      3,460       5,354
- -------------------------------------------------------------------
                                    19,416      12,930      19,634
- -------------------------------------------------------------------
State:
     Current                           800         800         375
     Deferred                           --          --          --
- -------------------------------------------------------------------
                                       800         800         375
- -------------------------------------------------------------------
Total:
     Current                        39,000      18,240      21,570
     Deferred                        7,234      21,362       3,000
- -------------------------------------------------------------------
Total income taxes                 $46,234     $39,602     $24,570
===================================================================

Income before provision for income taxes and cumulative effect of a change in accounting principle from domestic and foreign operations was as follows:

                                        Years ended December 31,
(In thousands)                        1993        1992         1991
- -------------------------------------------------------------------
Domestic                           $37,337     $72,622    ($32,771)
Foreign                             64,432      47,383     100,457
- -------------------------------------------------------------------
Total                             $101,769    $120,005     $67,686
===================================================================


Provisions for income taxes were at rates other than the U.S.
Federal statutory tax rate for the following reasons:


                                        Years ended December 31,
                                      1993        1992        1991
- -------------------------------------------------------------------
U.S. Federal statutory tax rate       35.0%       34.0%       34.0%
Foreign operations                     4.4         (.8)       (2.5)
Research and development credit       (4.5)       (4.0)         --
Impact of U.S. Federal statutory
  rate increase on beginning
  deferred taxes                       2.0          --          --
Tax exempt interest income             (.6)        (.9)       (2.8)
Non-deductible amortization            2.0         3.7         5.6

Other, net                             (.3)        1.0         2.0
- -------------------------------------------------------------------
Subtotal                              38.0        33.0        36.3
Non-deductible charge for purchased
      research and development         7.4          --          --
- -------------------------------------------------------------------
Effective tax rate                    45.4%       33.0%       36.3%
===================================================================

Consolidated net income includes income of manufacturing subsidiaries operating in Ireland, Singapore and Puerto Rico. Income from the sale and licensing of products manufactured in Ireland is subject to a 10% tax rate through the year 2010. Income from Singapore operations is taxed at favorable rates, relative to U.S. statutory rates, for a limited time period under a grant issued by the Singapore government. The income from products manufactured in Puerto Rico, which is not subject to U.S. Federal income tax, is subject to a local tax rate of approximately 5%. In addition, remitted Puerto Rico earnings may be subject to Puerto Rico withholding taxes at rates not in excess of 10%.
     For U.S. Federal income tax purposes, at December 31, 1993, the Company has tax credit carryforwards of approximately $35 million and a net operating loss carryforward of $38 million, which expire between 1994 and 2008. The net operating loss carryforward includes tax deductions related to stock option activity.
     The Internal Revenue Service ("IRS") is examining the Company's U.S. income tax returns for the years 1985 through 1989. The IRS has notified the Company that it intends to propose adjustments to its income tax returns for that period. The Company will contest these adjustments and believes that any sustained adjustments from the IRS examination will not be material to the financial statements.

Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The sources of these temporary differences for 1993, 1992 and 1991, and the effect of each on the tax provision, were as follows:


                                            Years ended December 31,
(In thousands)                              1993      1992      1991
- --------------------------------------------------------------------
Unrepatriated foreign earnings, net      $14,110   $11,911   $17,237
Depreciation                              (1,130)   (1,769)   (2,616)
Compensation                              (1,423)    4,338     1,849
Capitalized software costs                 1,590       557     1,760
Charges to (provision for) reserves       (1,654)    2,031   (11,276)
Deferred revenue                          (2,171)    3,628    (3,418)
Other, net                                (2,088)      666      (536)
- ---------------------------------------------------------------------
Total                                   $  7,234   $21,362   $ 3,000
=====================================================================


The components of the net deferred tax liability are as follows:

                                              December 31,
(In thousands)                            1993           1992
- -------------------------------------------------------------
Deferred tax assets:
   Reserves                            $16,352        $12,960
   Depreciation                          5,871          5,054
   Tax credits against unrepatriated
      foreign earnings                  77,363         58,038
   Tax return carryforwards             48,233         49,438
   Deferred revenue                      2,574            391
   Other                                11,934          9,312
- -------------------------------------------------------------
Total                                  162,327        135,193
- -------------------------------------------------------------
   Valuation allowances (A)             35,794         29,360
- -------------------------------------------------------------
Net deferred tax assets                126,533        105,833
- -------------------------------------------------------------
Deferred tax liabilities:
   Capitalized software costs           10,381          8,552
   Unrepatriated foreign earnings      130,417        106,906
   Compensation                          2,972          4,269
   Other                                 6,389          4,051
- -------------------------------------------------------------
Total                                  150,159        123,778
- -------------------------------------------------------------
Net deferred tax liability             $23,626        $17,945
=============================================================

(A) At December 31, 1993 and 1992, there is a $10.0 million valuation allowance for foreign tax benefits. In addition, valuation allowances of $25.8 million and $19.4 million at December 31, 1993 and 1992 have been established for tax return carryforwards resulting from stock option deductions. The tax benefit associated with the stock option deductions will be credited to equity when realized.


I  DEBT

Long-term Debt
..............

Long-term debt consists of the following:

                                              December 31,
(In thousands)                            1993           1992
- -------------------------------------------------------------
Notes payable to banks, bearing
  interest at LIBOR plus 0.45%
  per annum                            $50,000        $50,000
Notes payable to insurance
  companies, bearing interest at
  10.57% per annum                      28,480         58,740
- --------------------------------------------------------------
Total debt                              78,480        108,740
- --------------------------------------------------------------
  Less current portion                  28,480             --
- --------------------------------------------------------------
Long-term debt                         $50,000       $108,740
==============================================================


In July 1990, the Company completed a $50 million floating rate financing with a group of banks collateralized by its office facility in Cambridge, Massachusetts. Principal payment of the notes is due in 1997.
     In May 1989, the Company arranged a $100 million private debt placement with a group of insurance companies. The final principal payment of $28 million is due in June 1994. The Company is required, among other things specified in the note agreements with insurance companies, to maintain a minimum level of net worth as well as specified debt to capitalization and fixed charge coverage ratios.
     The Company also maintains two multi-currency revolving credit agreements with groups of domestic and international banks. The agreements commit the participating banks, subject to certain terms and conditions, to lend an aggregate of $150 million at December 31, 1993. Of this aggregate commitment, $75 million expires in June 1994 and the remaining $75 million expires in June 1995. Interest rates on borrowings are set under a number of bid options not exceeding 5/8% over LIBOR. Commitment fees are payable on unborrowed amounts at a maximum rate of 1/4% per annum. The covenants of these facilities conform closely to the covenants in the insurance company note agreements.


Short-term debt
...............

Notes payable to banks of $1.1 million at December 31, 1992 were borrowings under unsecured credit facilities with several domestic and international banks which are primarily used to meet short-term domestic and international cash requirements. There were no such borrowings outstanding at December 31, 1993. The average short-term borrowing was $0.7 million for 1993 compared with $2.2 million for 1992. The maximum aggregate amount outstanding at any month-end was $1.2 million for 1993 and $6.2 million for 1992. The weighted average interest rate was 7.1% during 1993, 9.1% during 1992 and 10.8% in 1991, and 11.1% and
7.1% at December 31, 1992 and 1991. As of December 31, 1993, the Company had unused short-term credit facilities of $36 million.


J OTHER (INCOME)/EXPENSE, NET

Other (income)/expense consists of the following:

                                            Years ended December 31,
(In thousands)                            1993        1992        1991
- ------------------------------------------------------------------------
Charge for purchased
   research and development            $19,900     $    --      $    --
Restructuring charges                       --       15,000      23,000
Gain on sale of investment in
    Sybase, Inc.                            --      (49,706)         --
Interest income                        (11,890)     (10,679)     (13,829)
Interest expense                         8,525       13,547       16,738
Other, net                                 822          655        3,915
- -------------------------------------------------------------------------
Total other (income)/expense, net      $17,357     ($31,183)    $ 29,824
=========================================================================

     In June 1993, the Company acquired all outstanding shares of Approach Software Corporation. A significant portion of the purchase price, $19.9 million, was allocated to purchased research and development. This amount, which is not deductible for tax purposes, was charged to operations at the acquisition date.
     In December 1992 and 1991, the Company recorded restructuring charges of $15 million and $23 million. During 1993 and 1992, the Company took a number of actions consistent with the previously recorded reserves, including the closing of its Puerto Rican manufacturing facility, restructuring of operations in North America and Europe, employee separations and related facilities consolidations and equipment write-downs.
     In 1992, the Company sold its investment in Sybase, Inc., resulting in a pre-tax gain of $49.7 million.

K  ACQUISITIONS AND DISPOSITIONS

Approach Software Corporation
.............................

In June 1993, the Company acquired all outstanding shares of Approach Software Corporation ("Approach"), a privately held developer of end-user relational database applications for the Windows environment. The purchase price consisted of approximately $15 million of initial cash consideration, the assumption of certain liabilities and future consideration. The acquisition has been accounted for using the purchase method.
     The purchase price was allocated among the identifiable tangible and intangible assets based on the fair market value of those assets. After allocating the purchase price to net tangible assets, purchased software, which had reached technological feasibility, was valued using a risk adjusted cash flow model, under which future cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. This analysis resulted in an allocation of $3.4 million to purchased software, which was capitalized. The purchased software will be amortized over three years.
     Purchased research and development, which had not reached technological feasibility and which had no alternative future use, was valued using the same methodology. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will be ultimately marketed by Lotus. This analysis resulted in an allocation of $19.9 million to purchased research and development expense.
This amount, which is not deductible for tax purposes, was charged to operations at the acquisition date. Approach's operating results have been included in the consolidated financial statements from the date of acquisition. Pro forma statements of operations would not differ materially from reported results.

One Source
..........

Effective August 28, 1993, the Company sold its One Source business, a developer and marketer of CD-ROM information products. No gain or loss was recognized on the sale. The financial statements reflect the operations of One Source through the effective date.

cc:Mail
........

In March 1991, the Company acquired all outstanding shares of cc:Mail, Inc. ("cc:Mail"), a privately held concern which developed and marketed the leading LAN-based electronic mail product, for $31.6 million and additional payments contingent upon future performance. In 1992, final contingent payments of $8.7 million were made. The acquisition has been accounted for using the purchase method. cc:Mail's operating results have been included in the consolidated financial statements from the date of acquisition. Pro forma statements of operations would not differ materially from reported results.


L   EMPLOYEE BENEFIT PLANS

The Company maintains a discretionary, non-contributory profit sharing plan for its employees. Contributions are based on a percentage of consolidated operating profit and are allocated among employees on the basis of compensation received during the plan year. Profit sharing expense was $11.1 million, $7.1 million and $8.3 million in 1993, 1992 and 1991.
     In the U.S., the profit sharing plan was integrated with a pension plan which provided a minimum guaranteed defined benefit based on the employee's years of service and final average compensation. In June 1992, the Company elected to suspend the pension plan with the intent to terminate at a future date. The curtailment did not have a material impact on the Company's financial statements, nor will the expected termination. The actuarially determined pension cost related to the minimum guaranteed retirement benefit under the pension plan was not significant in 1993, 1992 and 1991.
     Additionally, the Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions under the savings plan were $3.8 million in 1993, $3.2 million in 1992 and $3.0 million in 1991.
     The Company also maintains retirement plans, principally defined contribution plans, covering substantially all of its international employees. Costs related to these plans amounted to approximately $3.4 million in 1993, $3.2 million in 1992 and $2.5 million in 1991.
     The Company does not offer postretirement benefits other than those described above.


M    INTERNATIONAL OPERATIONS

Sales and marketing operations outside the United States are conducted principally through foreign sales subsidiaries and through various representative and distributorship arrangements.
     The Company's international manufacturing operations are located in Ireland and Singapore. The products of these manufacturing facilities are sold through the Company's foreign sales subsidiaries and, where the Company has not established a presence of its own, direct to distributors in those countries. Other financial information by geographical area is summarized below:

(In thousands)             North          Asia/     Europe/
                         America        Pacific       Other   Eliminations   Consolidated
- ------------------------------------------------------------------------------------------
1993:
Net sales               $531,536       $149,700    $308,938       ($9,006)       $981,168
- ------------------------------------------------------------------------------------------
Operating income:
  By area                 51,151         34,085      46,659          (441)        131,454
  Corporate expenses                                                              (12,328)
  Other  income/
     (expense)                                                                    (17,357)
                                                                                 ---------
Income before
provision for
income taxes                                                                      101,769
- ------------------------------------------------------------------------------------------
Total assets            $489,419       $130,869    $299,577      ($14,520)       $905,345
==========================================================================================
1992:
Net sales               $494,592       $116,199    $300,049      ($10,691)       $900,149
- ------------------------------------------------------------------------------------------
Operating income:
  By area                 45,572         25,066      30,419          (567)        100,490
  Corporate expenses                                                              (11,668)
  Other income/
     (expense)                                                                     31,183
                                                                                 ---------
Income before
provision for
income taxes                                                                      120,005
- ------------------------------------------------------------------------------------------
Total assets            $431,487        $78,545    $266,017      ($12,605)       $763,444
==========================================================================================
1991:
Net sales               $455,802       $117,180    $263,826       ($7,913)       $828,895
- ------------------------------------------------------------------------------------------
Operating income:
  By area                 19,884         34,539      57,493          (895)        111,021
  Corporate expenses                                                              (13,511)
  Other income/
  (expense)                                                                       (29,824)
                                                                                  --------
Income before
provision for
income taxes and
cumulative effect
of change in
accounting principle                                                               67,686
- ------------------------------------------------------------------------------------------
Total assets            $431,598        $45,131    $255,745       ($6,937)       $725,537
==========================================================================================


Intersegment sales between geographic areas presented are insignificant. For this presentation, certain expenses incurred at the Company's corporate offices were classified as general corporate expenses or allocated to geographic areas on the basis of sales.
     Sales to unaffiliated customers outside the United States, including U.S. export sales, were $485.9 million for the year 1993, $434.9 million for the year 1992 and $421.0 million for the year 1991. In 1993, one customer accounted for 12% of world wide sales and a second customer accounted for 11% of such sales. No one customer accounted for more than 10% of worldwide sales in 1992 or 1991.


N   SHAREHOLDER RIGHTS PLAN

The Company has a shareholder rights plan which grants to holders of record one stock purchase right per share of common stock upon the occurrence of certain triggering events. Such events would include the acquisition of Lotus shares through open market purchases or a tender offer that, in the aggregate, equal or exceed 15% of outstanding shares.
     Should a triggering event occur, holders of such rights would be entitled to purchase Lotus common stock (or stock of the acquiring entity, as the case may be) at a 50% discount from its then current market value. Each right entitles the holder to purchase shares with a market value aggregating $150 for a price of $75. Such rights do not extend to any holder whose action triggered the rights.
     The rights expire in November 1998 and may be redeemed prior to that time at the option of the Board of Directors for nominal consideration. Until a triggering event occurs, the rights will not trade separately from the related Lotus common stock.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Lotus Development Corporation

We have audited the accompanying consolidated balance sheets of Lotus Development Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lotus Development Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.
     As discussed in Notes B and H to the consolidated financial statements, effective January 1, 1991, the Company changed its method of accounting for income taxes.


Coopers & Lybrand
Boston, Massachusetts

January 26, 1994


LOTUS SUPPLEMENTAL FINANCIAL INFORMATION

Five-Year Summary of Selected Financial Data
(In thousands, except per share data)
                                                   1993       1992       1991       1990      1989
- ---------------------------------------------------------------------------------------------------
Net sales                                      $981,168   $900,149   $828,895   $692,242   $556,033
Income before income taxes and cumulative
    effect of change in accounting principle    101,769    120,005     67,686     52,826     84,951
Net income                                       55,535     80,403     33,116     23,254     67,961
Net income per share                               1.24       1.87       0.75       0.54       1.61
Total assets                                    905,345    763,444    725,537    656,807    604,277
Cash and short-term investments                 416,693    293,094    224,810    245,386    274,977
Working capital                                 398,643    296,166    207,670    226,961    299,958
Long-term debt                                   50,000    108,740    139,000    160,000    202,440
Stockholders' equity                            528,391    399,438    323,113    309,439    278,305
- ----------------------------------------------------------------------------------------------------

Quarterly Results of Operations
(Unaudited)

(In thousands, except                        1993, Three Months Ended
per share data)                   April 3    July 3     Oct 2     Dec 31      Year
- ----------------------------------------------------------------------------------
Net sales                        $227,004  $235,785  $240,104   $278,275  $981,168
Gross margin                      176,625   184,751   193,295    224,054   778,725
Income before provision
    for income taxes               20,791     5,949    28,600     46,429   101,769
Net income                         12,267    (4,649)   18,304     29,613    55,535
Net income per
    share                           $0.29    ($0.11)    $0.41      $0.64     $1.24

Common stock prices
    High                           28 1/2        37    48 1/4     58 3/4    58 3/4
    Low                            18 3/4    23 1/2    30 1/4     41 3/4    18 3/4

(In thousands, except                        1992, Three Months Ended
per share data)                  March 28   June 27   Sept 26     Dec 31      Year
- -----------------------------------------------------------------------------------
Net sales                        $227,063  $220,319  $206,742   $246,025  $900,149
Gross margin                      177,018   171,775   159,353    191,900   700,046
Income before provision
    for income taxes               31,006    22,299    44,937     21,763   120,005
Net income                         20,774    14,940    30,108     14,581    80,403
Net income per
    share                           $0.47     $0.34     $0.72      $0.35     $1.87

Common stock prices
    High                           38 3/4    35 1/2    20 3/4     22 3/4    38 3/4
    Low                            25 1/4    17 3/4    15 1/2     14 3/4    14 3/4


     The Company has historically not paid cash dividends on its common stock and has retained earnings for use in its business.

     At the end of 1993, the number of shareholders of the Company's common stock was approximately 34,000.

Notes to Supplemental Financial Information and

Quarterly Results of Operations:

(1) 1993 amounts reflect a charge to operations of $19.9 million, or $0.45 per share, in the second quarter for purchased research and development related to the Approach Software Corporation acquisition.

(2) 1992 amounts include pre-tax gains on the sale of the Company's investment in Sybase, Inc. of $34.6 million in the third quarter and $15.1 million in the fourth quarter with a total gain for the year of $49.7 million on a pre-tax basis and $33.3 million, or $0.77 per share, on an after-tax basis. 1992 amounts also include a restructuring charge in the fourth quarter of $15 million on a pre-tax basis and $10.1 million, or $0.23 per share, on an after-tax basis.

(3) 1991 amounts include a fourth quarter restructuring charge of $23 million on a pre-tax basis and $18.6 million, or $0.42 per share, on an after-tax basis.

(4) 1990 amounts reflect a charge to operations of $53 million, or $1.23 per share, in the fourth quarter for purchased research and development related to the Samna acquisition.

(5) The Company's common stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol LOTS.


BOARD OF DIRECTORS

Jim Manzi
President, CEO and Chairman of the Board
Lotus Development Corporation

Richard S. Braddock

Lawrence G. Graev
Partner
O'Sullivan Graev & Karabell

William H. Gray, III
President and CEO
United Negro College Fund

Aldo Papone
Senior Advisor
American Express Company, Inc.
Retired Chairman and CEO
American Express Travel Related Services, Inc.

Michael E. Porter
Professor of Business Administration
Harvard Business School

Chester A. Siuda
General Partner
Crown Associates

Henri A. Termeer
Chairman and CEO
Genzyme Corporation

EXECUTIVE AND CORPORATE OFFICERS

Jim Manzi
President and CEO

Kc Branscomb
Senior Vice President
Business Development

Edwin J. Gillis
Senior Vice President
Finance and Operations
Chief Financial Officer

John B. Landry
Senior Vice President
Development
Chief Technology Officer

June L. Rokoff
Senior Vice President
Development

Robert P. Schechter
Senior Vice President
International Business Group

Robert K. Weiler
Senior Vice President
North American Business Group

Thomas M. Lemberg
Vice President
General Counsel and Secretary

Lyn L. Benton
Vice President
Finance and Corporate Services
and Corporate Controller

VICE PRESIDENTS

Paul Bailey
Vice President
Europe/Middle East/Africa

Jeffrey Beir
Vice President
Spreadsheet and Database
Products Division

Deborah M. Besemer
Vice President
North American Sales

Russell J. Campanello
Vice President
Human Resources

Allen Carney
Vice President
International Marketing

David Champagne
Vice President
Customer Service and Support

David Connor
Vice President
Consulting Services Group

Gene P. Cort
Vice President
Information Technology

Larry L. Crume
Vice President
Electronic Messaging and
Mobile Computing Division

Hemang D. Dave
Vice President
Alliances

Tim Davenport
Vice President
SmartSuite Products and
Technology Division

James Fieger
Vice President
Lotus Development Latin America

Stuart C. Kazin
Vice President
Worldwide Operations and
Information Systems

Saburo Kikuchi
President
Lotus Development Japan

Steve King
Vice President
Lotus Development (Asia Pacific) B.V.

Ilene H. Lang
Vice President
International Product Development

Jack Martin
Vice President
Software Business Group
Finance and Business Development

Said Mohammadioun
Vice President
Word Processing and
Presentation Graphics Division

Jeffrey P. Papows
Vice President
Notes Product Division

Eileen Rudden
Vice President
Product Marketing

John C. Throckmorton
Vice President
Word Processing Division

Steve Turner
Vice President
1-2-3 Development

CORPORATE DIRECTORY

Corporate Headquarters
55 Cambridge Parkway
Cambridge, Massachusetts 02142
(617) 577-8500

Lotus North American Offices

Phoenix, Arizona
Irvine, California
Los Angeles, California
Mountain View, California
Redwood City, California
San Francisco, California
Denver, Colorado
Hartford, Connecticut
Miami, Florida
Orlando, Florida
Atlanta, Georgia
Chicago, Illinois
Indianapolis, Indiana
New Orleans, Louisiana
Boston, Massachusetts
Detroit, Michigan
Grand Rapids, Michigan
Minneapolis, Minnesota
St. Louis, Missouri
Edison, New Jersey
Clifton Park, New York
New York, New York
Rochester, New York
Durham, North Carolina
Cincinnati, Ohio
Cleveland, Ohio
Columbus, Ohio
Bala Cynwyd, Pennsylvania
Pittsburgh, Pennsylvania
Austin, Texas
Dallas, Texas
Houston, Texas
Arlington, Virginia
Seattle, Washington
Calgary, Alberta
Vancouver, B.C.
Ottawa, Ontario
Toronto, Ontario
Montreal, Quebec

Manufacturing and Distribution

Lotus Development Corporation
North Reading, Massachusetts
Lotus Development B.V.
Dublin, Ireland
Lotus Development Distribution Ltd.
Dublin, Ireland
Lotus Development B.V.
Singapore, Republic of Singapore

International Locations

Lotus Development Pty. Ltd.
Sydney, Canberra and Melbourne, Australia

Lotus Development GmbH
Vienna, Austria

Lotus Development Benelux B.V.
Brussels, Belgium

Lotus Desenvolvimento de Software Ltda.
Sio Paulo and Rio de Janeiro, Brazil

Lotus Development SOLA
(Argentina, Bolivia, Chile, Paraguay,
Peru, Uruguay)
Santiago, Chile

Lotus Development Denmark
Horsholm, Denmark

Lotus Development Finland
Helsinki, Finland

Lotus Development SA
Paris, France

Lotus Development GmbH
Berlin, Dusseldorf, Frankfurt, Hamburg,
Stuttgart and Munich, Germany

Lotus Development Software
(Hong Kong) Ltd.
Hong Kong

Lotus Development India
New Delhi, India

Lotus Development Indonesia
Jakarta, Indonesia

Lotus Development Ireland
Dublin, Ireland

Lotus Development Italia SPA
Milan and Rome, Italy
Lotus Development Japan Ltd.
Tokyo, Japan

Lotus Sales and Services Sdn Bhd
Kuala Lumpur, Malaysia

Lotus Development European Corporation
Mexico City, Mexico

Lotus Development Benelux B.V.
Diemen, The Netherlands

Lotus Development B.V.
Curaiao, Netherlands Antilles

Lotus Development NZ Ltd.
Wellington, New Zealand

Lotus Development Norway
Oslo, Norway

Lotus Development PRC
Beijing, People's Republic of China

Lotus Development Portugal
Lisbon, Portugal

Lotus Development Russia
Moscow, Russia

Lotus Development B.V.
Singapore, Republic of Singapore

Lotus Development SA Pty. Ltd.
Johannesburg, South Africa

Lotus Development Korea Ltd.
Seoul, South Korea

Lotus Development Iberica S.A.
Barcelona and Madrid, Spain

Lotus Development Nordic AB
Stockholm, Sweden

Lotus Development (Schweiz) AG
Glattbrug, Switzerland

Lotus Software Development Ltd.
Taipei, Taiwan

Lotus Development Middle East Office
Dubai, United Arab Emirates

Lotus Development U.K. Ltd.
Staines, Slough, Manchester and
Edinburgh, U.K.

Lotus Development Corporation
Caracas, Venezuela

Lotus is represented by authorized
distributors in the following countries:
Botswana
Bulgaria
Colombia
Costa Rica
Egypt
Greece
Hungary
Israel
Mauritius
Morocco
Nepal
Pakistan
Philippines
Poland
Romania
Slovenia
Taiwan
Turkey
Ukraine
Uruguay

SHAREHOLDER INFORMATION

Annual Meeting
The Annual Meeting of Shareholders will be held on Wednesday, May
25, 1994 at 11:00 a.m., at the Wang Center for the Performing
Arts, 270 Tremont Street, Boston, Massachusetts.

Copies of Lotus' Annual Report on Form 10-K are available, without charge, upon request from:

Kay Waxman
Director of Investor Relations
Lotus Development Corporation
55 Cambridge Parkway
Cambridge, Massachusetts 02142

To request further information about Lotus Development
Corporation, please contact the Investor Relations Information
Line at (617) 693-1900.

Common Stock
Lotus' common stock is traded over the counter on the NASDAQ
National Market System - symbol LOTS.

Auditors
Coopers & Lybrand
Boston, Massachusetts

Legal Counsel
O'Sullivan Graev & Karabell
New York, New York

Transfer Agent
Bank of Boston
Boston, Massachusetts



- ------------------------------------------------------------------------------
                        APPENDIX TO 1993 REPORT TO SHAREHOLDERS


GRAPHIC AND IMAGE MATERIAL
CONTAINED IN PRESIDENT'S LETTER AND 3M STORY:

Figure              Description
- ------              -----------------------------------------------------
  1                 Photo of Jim Manzi, President and CEO
  2                 Product box shot SmartSuite/Windows
  3                 Photo of Lotusphere collateral
  4                 Photo of 3M building
5 to 20             Two pages of photos of 3M and Lotus employees at work
 21                 Photo of David Drew, head of information technology
 22                 Photo of Bob Weiler, head of Lotus' North American
                      Business Group
 23                 Photo of Michael Makowski, manager of Common Document
                      System project at 3M
 24                 Photo of Michael Makowski of 3M
 25                 Photo of Erik Renaud, Lotus district sales manager
 26                 Photo of Lynne Capozzi, Lotus Strategic Account team
 27                 Notes screen shot
 28                 Photo of John Winterhalter, 3M
 29                 Photo of Tom Kieffer, CEO of Connect and Staff
 30                 Photo of Tom Kieffer of Connect
 31                 Photo of computer with Post-it note




- -----------------------------------------------------------------------------

                               EXHIBIT 22

                      SUBSIDIARIES OF THE REGISTRANT

Name of Organization                                          Jurisdiction
Aleph 2, S.N.C.                                                 France
Approach Software Corporation                                   California
cc:Mail, Inc.                                                   California
Lotus Assistance                                                France
Lotus Charles Park Corporation                                  Massachusetts
Lotus CSG Canada Limited                                        Canada
Lotus Desenvolvimento de Software Ltda.                         Brazil
Lotus Development, B.V.                                         Netherlands
Lotus Development Benelux, B.V.                                 Netherlands
Lotus Development Canada Ltd.                                   Canada
Lotus Development Caribe Corporation                            Delaware
Lotus Consulting Services Gmbh                                  Germany
Lotus Development Corporation                                   Massachusetts
Lotus Development Danmark AS                                    Denmark
Lotus Development Distribution Limited                          Ireland
Lotus Development European Corporation                          Delaware
Lotus Development Foreign Sales Corporation, Ltd.               Jamaica
Lotus Development Foundation, Inc.                              Massachusetts
Lotus Development GmbH                                          Austria
Lotus Development Holdings, B.V.                                Netherlands
Lotus Development Iberica                                       Spain
Lotus Development Italia SpA                                    Italy
Lotus Development Japan Ltd.                                    Japan
Lotus Development New Zealand, Ltd.                             New Zealand
Lotus Development Nordic A.B.                                   Sweden
Lotus Development Norway AS                                     Norway
Lotus Development Pty, Ltd.                                     Australia
Lotus Development Russia                                        Russia
Lotus Development S.A.                                          France
Lotus Development S.A. (Pty.) Ltd.                              South Africa
Lotus Development (Schweiz) A.G.                                Switzerland
Lotus Development Security Corporation                          Delaware
Lotus Development Singapore Pte. Ltd.                           Singapore
Lotus Development (Software) Ltd.                               Israel
Lotus Development Software (Hong Kong) Ltd.                     Hong Kong
Lotus Development (U.K.), Ltd.                                  United Kingdom
Lotus Fulfilment Limited                                        Ireland
Lotus Korea Development Co. Ltd.                                Korea
Lotus Rogers Street Corporation                                 Delaware
Lotus Club International S.A. (Pty.) Ltd.                       South Africa
PS Publishing Corporation                                       California
Samna Corporation                                               Georgia
Vanguard Business Solutions, Inc.                               California


- ----------------------------------------------------------------------------
                           EXHIBIT 24



               CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation herein, and by reference in the Registration Statements (Forms S-8) and related prospectuses to the Lotus Development Corporation 1992 Stock Option Plan (No. 33-51263), Employee Stock Purchase Plan (Nos. 2-88906, 33-6366),
1986 Stock Option Plan for Non-Employee Directors (Nos. 33-35497, 33-55488) and Amended and Restated 1983 Non-Qualified Stock Option Plan (Nos. 2-92360, 33-6702, 33-46652), of our
reports  dated  January  26,  1994,   on  our   audits  of   the
consolidated financial statements and financial statement schedules of Lotus Development Corporation as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, which reports are included in this Annual Report on Form 10-K or incorporated by reference in this Form 10-K from the Financial section of the 1993 Annual Report to Shareholders of Lotus Development Corporation.





                                           COOPERS & LYBRAND




  Boston, Massachusetts
  March 25, 1994

- ------------------------------------------------------------------------------