Form 10-Q
period 1994-04-02
LOTUS DEVELOPMENT CORP
filed 1994-05-17
CIK 711761

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                              FORM 10-Q

          (Mark one)
            X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the Quarterly Period Ended April 2, 1994 or

                Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the Transition Period from _____ to _____


                 Commission File Number 0-11626

                  LOTUS DEVELOPMENT CORPORATION
     (Exact name of registrant as specified in its charter)


     Delaware       (State or other jurisdiction of
                     incorporation or organization)

     04-2757702     (I.R.S. Employer Identification Number)


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

                    YES   X        NO

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Outstanding at
         Class                          April 30, 1994
     -------------                      --------------
     Common Stock,                         45,931,026
     $.01 par value                          shares

                  PART I.  FINANCIAL INFORMATION
                 ITEM 1:  FINANCIAL STATEMENTS
                  LOTUS DEVELOPMENT CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)


                                       Three Months Ended
                              -----------------------------------
                              April 2, 1994         April 3, 1993
                              -------------         -------------

Net sales                          $246,992              $227,004
Cost of sales                        46,408                50,379
                              --------------        -------------
   Gross margin                     200,584               176,625
Expenses:
   Research and development          34,484                31,820
   Sales and marketing              117,820               106,112
   General and administrative        16,248                17,970
   Other (income) / expense,
          net (Note D)               (1,314)                 (68)
                              -------------         -------------
     Total expenses                 167,238               155,834
Income before provision for
      income taxes                   33,346                20,791
Provision for income taxes           12,005                 8,524
                              -------------         -------------
     Net income                     $21,341               $12,267
                              =============         =============

     Net income per share             $0.45                 $0.29
                              =============         =============

Weighted average common
     and common equivalent
     shares outstanding              47,707                42,598
                              =============           ===========

 The accompanying notes are an integral part of the consolidated financial statements.

                  LOTUS DEVELOPMENT CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                              ASSETS

                                             April 2, 1994   December 31,1993
                                                (unaudited)
                                             --------------  ----------------
Current assets:
  Cash and short-term
    investments (Note B)                           $476,889         $416,693
  Accounts receivable,
    net of allowances of $28,014 and $30,002        189,838          217,336
  Inventory (Note C)                                 17,102           21,220
  Other current assets                               27,715           20,817
                                             --------------    --------------
      Total current assets                          711,544          676,066
                                             --------------    --------------
Property and equipment,
  net of accumulated depreciation
  and amortization of $158,024 and $153,768         124,298          127,437
Software and other intangibles,
  net of accumulated  amortization
  of $135,140 and $123,016                           84,538           88,625
Investments and other assets                         13,541           13,217
                                              -------------    -------------
      Total assets                                 $933,921         $905,345
                                              =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                           $  1,526         $     --
  Current portion of long-term debt                  28,480           28,480
  Accounts payable and accrued expenses             183,965          199,926
  Accrued and deferred income taxes                  51,555           49,017
                                              -------------    -------------
    Total current liabilities                       265,526          277,423
                                              -------------    -------------
Deferred income taxes                                49,524           49,531
Long-term debt                                       50,000           50,000
Stockholders' equity:
  Preferred stock, $1.00 par value,
    5,000 shares authorized, none issued                 --               --
  Common stock, $.01 par value,
    100,000 shares authorized;
    62,152 shares issued;
    45,736 and 44,928 shares outstanding                622              622
  Additional paid-in capital                        258,228          251,414
  Retained earnings                                 547,895          526,554
  Treasury stock, 16,416 and
    17,224 shares at an average
    cost of $14.44 per share                       (237,067)        (248,728)
  Translation adjustment                               (807)          (1,471)
                                              --------------   -------------
      Total stockholders' equity                    568,871          528,391
                                              --------------   -------------
      Total liabilities and
      stockholders' equity                         $933,921         $905,345
                                              ==============   =============


 The accompanying notes are an integral part of the consolidated financial statements.

                  LOTUS DEVELOPMENT CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                         Three Months Ended
                                                April 2, 1994     April 3, 1993
                                                -------------     -------------
Cash flows from operating activities:
  Net income                                         $21,341           $12,267
  Depreciation and amortization                       21,413            21,631
  Decrease in accounts receivable                     28,879             6,366
  Decrease in inventory                                4,459             4,552
  Decrease in accounts payable and
    accrued expenses                                 (16,533)          (11,147)
  Increase in accrued and deferred
    income taxes                                       2,472             4,867
  Net change in other working capital items           (7,597)             (737)
                                                -------------     -------------
Net cash provided by operating activities             54,434            37,799
                                                -------------     -------------
Cash flows from investing activities:
  Purchases of property and equipment                 (5,871)           (4,918)
  Payments for software and other intangibles         (8,177)          (11,636)
  Purchases of short-term investments, net            (8,168)           (6,483)
  Other                                                 (141)            1,797
                                               --------------    --------------
Net cash used for investing activities               (22,357)          (21,240)
                                               --------------    --------------
Cash flows from financing activities:
  Issuance of common stock                            18,475             4,250
  Increase (decrease) in short-term borrowings         1,476              (819)
                                               -------------     --------------
Net cash provided by financing activities             19,951             3,431
                                               -------------     --------------

Net increase in cash and cash equivalents             52,028            19,990
Cash and cash equivalents, beginning of year         164,849           121,133
                                               -------------     --------------
Cash and cash equivalents, end of first quarter     $216,877          $141,123
                                               =============     ==============


Supplemental Cash Flow Information                      Three Months Ended
                                               April 2, 1994      April 3, 1993
                                               -------------      -------------
    Interest received                                 $3,238               $946
    Interest paid                                       $887             $1,224
    Income taxes paid                                 $9,474             $3,959


  The accompanying notes are an integral part of the consolidated financial statements.

                  LOTUS DEVELOPMENT CORPORATION
           NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in thousands)

A)   Basis of Presentation

       The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at April 2, 1994, and of consolidated operations and cash flows for the interim periods ended April 2, 1994 and April 3, 1993.
       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included all information and footnotes necessary for such presentation for the years ended December 31, 1993 and December 31, 1992 in conjunction with its 1993 Annual Report on Form 10-K.
       The results of operations for the interim period ended April 2, 1994 are not necessarily indicative of the results to be expected for the year.


B)   Cash and Short-term Investments

     Cash and short-term investments consist of the following:

                                      April 2, 1994   December 31, 1993
                                      -------------   -----------------
     Cash and cash equivalents             $216,877            $164,849
     Short-term investments                 260,012             251,844
                                      -------------   -----------------
     Cash and short-term investments       $476,899            $416,693
                                      =============   =================


         The Company's investment portfolio is diversified and consists of cash equivalents and investments placed with high credit qualified institutions. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") at the beginning of 1994.
The Company has the intent and ability to hold until maturity all securities that mature in less than one year. Accordingly, these "held-to-maturity" securities have been recorded at amortized cost.
The Company has categorized all other securities as "available-for-sale", since the Company may liquidate these investments currently. FAS 115 requires that unrealized gains and losses on "available-for-sale" securities be excluded from earnings and reported in a separate component of stockholders' equity. In the first quarter of 1994, the unrealized loss was immaterial.

                  LOTUS DEVELOPMENT CORPORATION
           NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in thousands)


B)   Cash and Short-term Investments (continued)

       The amortized cost of securities, which approximates fair value, consists of the following at April 2, 1994:

                                   Maturity            Maturity
Type of security              Less than one year   One to five years     Total
- - ----------------------        ------------------   -----------------   --------
Corporate bonds and Eurobonds       $97,099             $36,031        $133,130
Commercial Paper                     77,760                  --          77,760
Collateralized Mortgage
  Obligations                        25,643               8,295          33,938
                              -----------------    -----------------   --------
                                   $200,502             $44,326         244,828
                              =================    =================
Cash and other cash equivalents                                         232,071
                                                                       --------
Total cash and short-term investments                                  $476,899
                                                                       ========

C)   Inventory

     Inventory consists of the following:

                                      April 2, 1994   December 31, 1993
                                      -------------   -----------------
     Finished goods                         $11,066             $13,962
     Raw materials                            6,036               7,258
                                      -------------   -----------------
         Total                              $17,102             $21,220
                                      =============   =================

D)   Other (income) / expense , net

     Other (income) / expense consists of the following:

                                              Three Months Ended
                                     April 2, 1994       April 3, 1993
                                     -------------       -------------
     Interest income                      ($3,773)           ($ 2,900)
     Interest expense                       1,762               2,831
     Other, net                               697                   1
                                     -------------       -------------
       Total                              ($1,314)           ($    68)
                                     =============       =============

                             ITEM 2:
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations



Results of Operations

     Revenue for the first quarter of 1994 increased 9% over the comparable period in 1993. The Company's revenues are derived primarily from desktop applications and communications products and services. Lotus' desktop applications include spreadsheets, word processing, graphics, end-user database and personal information management software products. Lotus' communications products and services include Notes, cc:Mail and consulting services. Worldwide revenue from desktop applications was essentially unchanged in the first quarter of 1994 compared to the prior year period. Revenue from the Company's Windows desktop applications grew significantly compared to the prior year period, while revenue from DOS desktop applications continued to decline, but at a rate slower than that experienced in the prior year. Sales of SmartSuite, the Company's comprehensive suite of Windows desktop applications, more than quadrupled from the prior year period and represented 44% of total Windows desktop applications revenue in the first quarter of 1994, compared to 13% in the first quarter of 1993. This substantial increase reflects the market shift from standalone desktop applications to integrated suites. Prices for Windows desktop applications decreased compared to the same quarter in the prior year as competition for Windows desktop applications intensified. The Company anticipates that downward pressure on pricing for Windows desktop applications will continue in 1994. Revenue from communications products and services more than doubled compared with the first quarter of 1993 and represented 29% of total revenue in the first quarter of 1994 compared to 14% in the first quarter of 1993. Increased sales of communications products and services reflect the growing momentum behind workgroup and networked computing. Revenue outside the U.S. accounted for 55% of worldwide revenue and compared with 51% for the same period in 1993. The impact of foreign currency fluctuations on international revenues was insignificant.

     The gross margin percentage of 81% for the first quarter of 1994 compares with 78% for the same period in 1993. The rate was favorably affected by the achievement of manufacturing efficiencies resulting from higher production volumes, the closing of the Puerto Rican manufacturing plant in mid-1993, and material cost reductions. The margin improvement was also attributable to a greater proportion of higher margin communication products in the sales mix and to reduced manufacturing and delivery costs resulting from an increase in license sales.

     The 8% increase in research and development reflects a constant level of desktop development spending quarter over quarter and significantly higher spending associated with the development and enhancement of the Company's communications products and Working Together technology. To a lesser degree, higher spending was driven by development efforts to translate and localize products for international markets. Capitalized software costs for the first quarter of 1994 were $7.0 million compared with $6.0 million for the same period in 1993.

                             ITEM 2:
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations



Results of Operations (continued)

     Sales and marketing expenses grew 11% in the first quarter of 1994 compared with the same 1993 period. The growth was driven by the Company's investment in its communications business and in SmartSuite. Increased spending on advertising and marketing programs for SmartSuite reflects the market shift from standalone applications to integrated suites. In addition, the Company has continued its efforts to attract users transitioning from DOS to Windows, to expand the worldwide support organization, and to grow the consulting services business.

     Other income and expense consists primarily of interest income and interest expense. Despite declining interest rates, interest income was higher in the first quarter of 1994 compared with the first quarter of 1993 because of higher average cash and short-term investment balances. Interest expense declined primarily due to scheduled repayments of long-term debt obligations.

     The estimated tax rate for 1994 of 36% compares with 41% for the first quarter of 1993. The decrease in the rate reflects the benefit from the reinstatement of the research and development credit in the second half of 1993 and benefits derived from the Company's manufacturing operations in Dublin, Ireland.

Financial Condition

     Cash and short-term investments increased $60 million to $477 million at April 2, 1994. The two primary sources of cash flow in the first quarter of 1994 were $54 million of cash generated by operations and $18 million in proceeds from the issuance of common stock under the Company's employee stock plans. The Company used a portion of the cash for investing activities, including $6 million for the purchase of property and equipment and $8 million for payments for software and other intangibles.

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

     The Company's financial reserves are represented by cash, short-term investments and unused portions of credit facilities. The Company believes its financial reserves and funds provided by
ongoing  operations  are  adequate  to   meet  future   liquidity
requirements.

                   PART II. OTHER INFORMATION

                             ITEM 1:

                        LEGAL PROCEEDINGS



     The Company commenced an action on July 2, 1990 in the U.S. District Court in Boston against Borland International, Inc. ("Borland") (Civ. Action No. 90-11662-K), alleging infringement of its copyrights in the Lotus 1-2-3 software program by Borland's "Quattro" and "Quattro Pro" software products. The action against Borland alleges that the "1-2-3 compatible modes" of Quattro and Quattro Pro identically recreate substantial and significant elements of 1-2-3's user interface, including its menu structure and command choices. The action sought an injunction preventing further sale of the infringing products and seeks an award of damages, attorney's fees and costs. On July 31, 1992, the Court found that Borland has infringed the Company's copyrights by copying the menu commands, menu command structure, macro language and keystroke sequences of Lotus 1-2-3.
 On June 30, 1993, the Court ruled in the Company's favor on all of the remaining copyright issues in the case except the Company's claim that the macro key reader for Quattro Pro for DOS and Quattro Pro for Windows infringes the Company's copyrights in 1-2-3. On August 19, 1993, the Court found that the macro key reader for the Quattro Pro products has infringed the Company's copyrights. On August 19, 1993, the Court enjoined permanently Borland from developing, manufacturing or selling versions of Quattro Pro, Quattro Pro SE and Quattro Pro for Windows that include Borland's "1-2-3 emulation" interface and/or its "Key Reader" facility and set a date in October of 1994 for a trial by jury to determine the amount of damages Borland owes the Company because of its infringements. On September 10, 1993, Borland appealed the Court's decisions that it has infringed the Company's copyrights and the permanent injunction pertaining to such products to the United States Court of Appeals for the First Circuit. This appeal was argued before the Court of Appeals on April 6, 1994.

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

                           ITEM 6:
               Exhibits and Reports on Form 8-K

(a)  Exhibits
      Part I:

          Exhibit 11* - Computation of Primary and Fully
Diluted Earnings per Share - page 10

      Part II:

          None.

(b)  Reports on Form 8-K

          None.



___________________

*filed herewith




                       SIGNATURES


      Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LOTUS DEVELOPMENT CORPORATION

                                    (Registrant)



                           By   /s/ Edwin J. Gillis
                                Edwin J. Gillis, Senior Vice
                                President of  Finance and Operations
                                (Chief Financial Officer)


                           By   /s/ Lyn L. Benton
                                Lyn L. Benton, Vice President
                                of  Finance and Corporate Services
                                and  Corporate Controller
                                (Principal Accounting Officer)

                           Date:     May 16, 1994

                             EXHIBIT 11

                  LOTUS DEVELOPMENT CORPORATION
            COMPUTATION OF PRIMARY AND FULLY DILUTED
                       EARNINGS PER SHARE
              (in thousands, except per share data)


                                                   Three Months Ended
                                          April 2, 1994       April 3, 1993
                                          -------------       -------------
Net income                                      $21,341             $12,267
                                          =============       =============
 Weighted average shares outstanding
   during the period                             45,290              41,963
Common stock equivalent shares                    2,417                 635
                                          -------------       -------------
Common and common stock equivalent shares
  outstanding for purpose of calculating
  primary net income per share                   47,707              42,598
Incremental shares to reflect full dilution         156                  --
                                          -------------       -------------
Total shares for purpose of calculating
  fully diluted net income per share             47,863              42,598
                                          =============       =============
Primary net income per share                      $0.45               $0.29
                                          =============       =============
Fully diluted net income per share                $0.45               $0.29
                                          =============       =============