Form 10-K/A
period 1993-12-31
LOTUS DEVELOPMENT CORP
filed 1994-08-04
CIK 711761

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1993 Annual Report to Shareholders are incorporated by reference in Parts II and IV. Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 1994 are incorporated by reference into Part III.

- - -------------------------------------------------------------------------------

                         LOTUS DEVELOPMENT CORPORATION

                         1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                  PART I
                                                                   Page
                                                                   ----
Item 1.     Business...........................................      1
Item 2.     Properties.........................................     12
Item 3.     Legal Proceedings..................................     13
Item 4.     Submission of Matters to a Vote of Security Holders     13

                                    PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholders Matters.......................     14
Item 6.     Selected Financial Data............................     14
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations......     15
Item 8.     Financial Statements and Supplementary Data........     21
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.............     21

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.     22
Item 11.    Executive Compensation.............................     23
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.....................................     23
Item 13.    Certain Relationships and Related Transactions.....     23

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ...............................     24
Signatures ....................................................     27

- - -------------------------------------------------------------------------------
                                    PART I
- - -------------------------------------------------------------------------------

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

    The Company introduced Lotus Notes in 1990 and acquired cc:Mail, Inc. in 1991 to position itself to capitalize on the trend toward networked computing, information sharing and organizational computing. Lotus Notes has been widely acclaimed for its ability to enable workgroups to access, track, share, route and organize information across diverse computing platforms and geographical boundaries. Notes is the preeminent client-server product for developing and deploying groupware applications, including those found in customer service, sales and account management and product development. Since its introduction, the Company has shipped approximately 600,000 seats of Notes. The combination of Notes and cc:Mail, the leading LAN (Local Area Network)-based electronic mail product, has established the Company as a leader in PC-based communications software. The Company has also integrated Notes with its desktop products to enable them to take advantage of workgroup computing environments.

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


                             PRODUCTS AND SERVICES

Desktop Products
- - ----------------
SmartSuite

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

    In June 1993, the Company shipped 1-2-3 for Windows Release 4.0, an award-winning version that provides users with exceptional usability, increased productivity and advanced workgroup capabilities. Lotus has designed this product with intuitive access to all its functions and features to make it easier to create, present and maintain spreadsheets. Some of these features include in-cell editing, intelligent chart composition, drag-and-drop editing, worksheet tabs and fill-by-example functionality. 1-2-3 for Windows Release 4.0 incorporates an array of powerful data analysis and programming tools to maximize users' productivity. There are more than 120 new formula functions to perform calendar, database, engineering, financial, logical, information lookup, mathematical and statistical calculations. The product also features a significantly improved cell engine, the computational foundation of the spreadsheet, resulting in improved recalculation performance, and three-dimensional worksheet capabilities. The new spreadsheet also includes a unique Version Manager which allows individuals and workgroups to better manage what-if analysis, track modifications to spreadsheets and effectively share spreadsheet data.

    1-2-3 for Windows Release 4.0 is the first Notes-enabled spreadsheet that permits users to collaborate while working within the product. 1-2-3 for Windows Release 4.0 has a common appearance and behavior with Lotus' other Windows applications by sharing components such as SmartIcons, Smart Status bar and a common user interface.

    In February 1993, the Company shipped Improv for Windows, the first spread-sheet for Windows that provides powerful ways to dynamically view and analyze spreadsheet data, giving users the ability to examine business information in many different ways not practical with conventional Windows spreadsheets. Improv for Windows combines familiar spreadsheet components, such as cells and formulas, what-if analysis, and business graphics with a multidimensional structure and natural language formulas that are easy to understand. In June 1993, the Company shipped Improv for Windows Release 2.1, an upgrade which delivers network-ready installation, external data access capabilities and compatibility with the 1-2-3 for Windows Release 4.0 file format.

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


Word Processing Products

    The Company's principal product offering in the word processing market, Lotus Ami Pro, provides desktop publishing functionality and graphics incorporation for personal computers and area local networks.

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

Products Under Development - The Company is currently developing an enhanced version of Approach for Windows, which is expected to ship during 1994.


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

Communications Products and Services
- - ------------------------------------

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

                              PRODUCT DEVELOPMENT

    The Company's product development activities are focused around delivering organizational productivity to its customers with a suite of desktop applications -- spreadsheets, graphics, word processing, end-user database and personal information management software products -- and communications products -- Notes and cc:Mail -- that capitalize on the advantages of a networked workgroup computing environment. Key development objectives of the Company include tightening integration across applications, furthering the networking and communications capability of all of its products, making applications more customizable, and introducing more of its products to the growing portable computing market. Furthermore, the Company continues to invest substantial resources to improve its quality assurance processes and documentation.

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

- - ------------------------------------------------------------------------------
                                    PART II
- - ------------------------------------------------------------------------------

Item  5. Market  for  Registrant's  Common   Equity  and   Related
         Stockholder Matters

    Information with respect to this item may be found in the section captioned "Quarterly Results of Operations" appearing on page 20 of the Financial section of the Annual Report to Shareholders for the year ended December 31, 1993. Such information is incorporated herein by reference.

Item 6.  Selected Financial Data

    The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Report.


Five-Year Summary of Selected Financial Data
(In thousands, except per
 share data)
                                    1993      1992      1991      1990      1989
- - --------------------------------------------------------------------------------
Net sales                       $981,168  $900,149  $828,895  $692,242  $556,033
Income before income taxes
 and cumulative effect of
 change in accounting principle  101,769   120,005    67,686    52,826    84,951
Net income                        55,535    80,403    33,116    23,254    67,961
Net income per share                1.24      1.87      0.75      0.54      1.61
Total assets                     905,345   763,444   725,537   656,807   604,277
Cash and short-term
 investments                     416,693   293,094   224,810   245,386   274,977
Working capital                  398,643   296,166   207,670   226,961   299,958
Long-term debt                    50,000   108,740   139,000   160,000   202,440
Stockholders' equity             528,391   399,438   323,113   309,439   278,305

Notes to Selected Financial Data:

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


                                                               Items as a percentage
Percent changes year to year                                       of net sales
1993-92     1992-91        Income and expense items             1993    1992    1991
- - --------------------------------------------------------------------------------------
  9%          9%          Net sales                           100.0%   100.0%   100.0%
  1%         15%          Cost of sales                        20.6%    22.2%    21.0%
 11%          7%            Gross margin                       79.4%    77.8%    79.0%
- - --------------------------------------------------------------------------------------
                          Expenses:
  7%           1%           Research and development            12.9%   13.1%    14.1%
  9%          14%           Sales and marketing                 47.2%   47.1%    44.7%
  1%          (1%)          General and administrative           7.1%    7.7%     8.4%
  --           --           Other (income)/expense, net (A)      1.8%   (3.4%)    3.6%
 17%          (1%)             Total expenses                   69.0%   64.5%    70.8%
- - --------------------------------------------------------------------------------------
                          Income before income taxes
                            and cumulative effect of
(15%)         77%           change in accounting principle      10.4%   13.3%     8.2%
 17%          61%         Provision for income taxes             4.7%    4.4%     3.0%
- - --------------------------------------------------------------------------------------
                          Income before cumulative effect
(31%)         86%           of change in accounting principle    5.7%    8.9%     5.2%
                          Cumulative effect of change
 --         (100%)          in accounting principle              --       --      1.2%

(31%)        143%         Net income                             5.7%    8.9%     4.0%
- - --------------------------------------------------------------------------------------
                          Per share:
                          Income before cumulative effect
(34%)         91%           of change in accounting principle   $1.24   $1.87    $0.98
                          Cumulative effect of change
- - --          (100%)                in accounting principle          --     --      0.23

(34%)        149%         Net income per share                  $1.24   $1.87    $0.75
======================================================================================

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

Desktop Applications Revenue

    Lotus' desktop applications include spreadsheets, word processing, graphics, end-user database and personal information management software products. Revenues from desktop applications were 79% of total revenue in 1993, as compared to 84% in 1992. In 1993, users continued to migrate from DOS-based applications to Windows-based applications. Lotus'desktop revenue reflects this trend as Windows revenues more than doubled from the prior year, while DOS-based revenues, particularly spreadsheets, declined approximately $215 million.

    The desktop applications market also experienced the full-fledged emergence of desktop "suites" in 1993. A few major software publishers have combined and integrated their standalone applications into attractively-priced suites of Windows products. Lotus' competitive offering in the suite category, SmartSuite, represented one-third of total Windows desktop applications revenue in 1993. The Company believes that SmartSuite revenues were driven by growing market demand for desktop suites, its highly-rated individual applications, particularly 1-2-3 for Windows, and the high degree of integration among the products in its suite.
The Company believes that sales of SmartSuite generate greater revenue per user desktop and do not significantly reduce gross margins, despite imputed lower sales prices per application, because users of the suite purchase applications that they would not otherwise purchase on a standalone basis.

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

    In order to implement plans to improve its cost structure, the Company recorded restructuring charges of $15 million in 1992 and $23 million in 1991. The 1992 restructuring charge related principally to plans initiated by the Company in the fourth quarter to close its Puerto Rican manufacturing subsidiary and to reorganize and centralize its North American and European operations related to logistics, distribution and support. These plans resulted in the establishment of approximately $9 million of reserves related to employee separations and $6 million of reserves related to facilities consolidations, asset retirements, relocation and other costs. Substantially all of the amounts accrued were paid during 1992. As a result of these restructuring activities, the Company maintained gross margins in light of declining sales prices through the reduction of excess manufacturing capacity, improved distribution and selling efficiency in Europe, and lowered customer support costs in North America.

    The 1991 restructuring charge related principally to plans introduced in December to adjust spending growth in research, development, sales and marketing to overall revenue growth. These plans resulted in the establishment of approximately $12 million of reserves related to employee separations and $11 million of reserves related to facilities consolidations, asset retirements, relocation and other costs. During 1992, these reserves were fully utilized. Cash expenditures were approximately $20 million for employee-related activities and facility-related actions. The Company also recorded noncash write-offs of $3 million related to leasehold improvements on vacated facilities. As a result of these restructuring activities, the Company streamlined its North American marketing organization, focused its software development projects on market opportunities, and outsourced certain administrative activities.

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

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Company required by this Item are included in this Report at pages
F-1 through F-22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

- - ------------------------------------------------------------------------------
                                   PART III
- - ------------------------------------------------------------------------------

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

Executive Officers of the Registrant

    The executive officers of the Company as of February 28, 1994 are:

Name                         Age             Position
- - ----                         ---             --------
Jim P. Manzi                  42             Chairman of the Board, President
                                             and Chief Executive Officer

Kc Branscomb                  38             Senior Vice President,
                                             Business Development

Edwin J. Gillis               45             Senior Vice President,
                                             Finance and Operations and
                                             Chief Financial Officer

John B. Landry                46             Senior Vice President,
                                             Development and Chief
                                             Technology Officer

June L. Rokoff                44             Senior Vice President,
                                             Development

Robert P. Schechter           45             Senior Vice President,
                                             International Business Group

Robert K. Weiler              43             Senior Vice President,
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

- - --------------------------------------------------------------------------------
                                    PART IV
- - --------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)  Documents Filed as Part of Form 10-K

   1.  Financial Statements
   The following financial statements are contained in this Report:


                                                                 Page Number
                                                                 -----------
Report of Independent Accountants                                    F-1
Consolidated Statements of Operations for each of the three
  years ended December 31, 1993                                      F-2
Consolidated Balance Sheets as of December 31, 1993 and 1992         F-3
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1993                                      F-4
Consolidated Statements of Stockholders' Equity for each of
  the three years ended December 31, 1993                            F-5
Notes to Consolidated Financial Statements                           F-6
Supplemental Financial Information                                   F-22

   2.  Financial Statement Schedules

                                                                 Page Number
                                                                 or Location
                                                                 -----------
Report of Independent Accountants                                    28
Schedule I - Marketable Securities-Other Security Investments        29
Schedule VIII - Valuation and Qualifying Accounts                     *
Schedule X - Supplementary Income Statement Information               *

Schedules other than those listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

- - --------
* Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, filed March 30, 1994, and incorporated herein by reference.

   3.  Exhibits


   Exhibit No.     Description of Exhibit
   ----------      -----------------------------------------------------------
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

                   Corporation, as Landlord, and the Company, as Tenant
                   (filed as Exhibit 4(n) to the Company's Quarterly Report on
                   Form 10-Q for the fiscal quarter ended September 29, 1990 and incorporated herein by reference).
      10(d)         Form of Indemnification Agreement between the Company and
                   each of its officers and directors pursuant to Article VII of the Company's By-Laws (filed as Exhibit 10(k) to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended December 31, 1987 and incorporated herein by
                   reference).
      10(e)*        Resolution adopted by the Board of Directors of the Company on November 30 and December 1, 1993 concerning compensation of Directors.
      10(f)         Lease Agreement dated October 25, 1990 by and between the
                   Trustees of River Park 93 Realty Trust, as Landlord, and the
                   Company, as Tenant, pertaining to Lot 3A, Riverside Park
                   Drive, North Reading, Massachusetts (filed as Exhibit (10)(l)
                   to the Company's Annual Report on Form 10-K for the year
                   ended December 31, 1990 and incorporated herein by
                   reference).
      10(g)         Lease Agreement dated October 25, 1990 by and between the
                   Trustees of River Park 93 Realty Trust, as Landlord, and the
                   Company, as Tenant, pertaining to Lot 4A, Riverside Park
                   Drive, North Reading, Massachusetts (filed as Exhibit (10)(m)
                   to the Company's Annual Report on Form 10-K for the year
                   ended December 31, 1990 and incorporated herein by
                   reference).
      11*           Computation of Earnings Per Share.
      13**          Annual Report to Shareholders for the year ended December
                   31, 1993.

With the exception of the information incorporated by reference in Item 5 of this Form 10-K, the Annual Report to Shareholders for the year ended December 31, 1993 is not deemed filed as part of this report.

      22*           Subsidiaries of the Registrant.
      24*           Consent of Independent Accountants.

                  (NOTE: The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt of the Company or any of its subsidiaries which is not filed herewith or listed herein since it relates to outstanding debt in an amount not greater than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.)
 _______________
*Filed herewith.

**Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, filed March 30, 1994, and incorporated herein by reference.


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



                        LOTUS DEVELOPMENT CORPORATION
                        (Registrant)

                        By   /s/ Edwin J. Gillis
                          -----------------------------------------
                           Edwin J. Gillis, Senior Vice President,
                           Finance and Operations

                        Date:  August 4, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Lotus Development Corporation has been incorporated by reference in this Form 10-K, as amended by the Amendment to the Annual Report on Form 10-K/A, and is included in the Financial section of the 1993 Annual Report to Shareholders of Lotus Development Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                    COOPERS & LYBRAND



Boston, Massachusetts
January 26, 1994

                                  Schedule I

                         LOTUS DEVELOPMENT CORPORATION

               Marketable Securities--Other Security Investments
                               December 31, 1993
                                (In thousands)

                                                       Number of shares                                     Carrying amount
                                                          or units --                    Market value of    in the
Name of issuer and                                     principal amount     Cost of      each issue at      December 31, 1993
title of each issue                                    of bonds or notes    each issue   December 31, 1993  balance sheet
- - ------------------------------                         -----------------    ----------   -----------------  ----------------
Corporate bonds and Eurobonds:
    7 World Trade Financial Inc                                $5,000        $4,997          $4,998            $4,997
    Abbey National                                             $5,000        $5,099          $5,079            $5,073
    American General Corporation                               $3,645        $3,832          $3,781            $3,784
    Banque Nationale de Paris                                  $2,000        $2,103          $2,053            $2,052
    Compagnie Bancaire                                         $4,500        $4,726          $4,579            $4,563
    Credit Agricole                                              $850          $882            $854              $853
    Credit Lyonnais                                            $2,500        $2,574          $2,554            $2,559
    Credit National                                            $6,860        $7,134          $6,945            $6,939
    E. I. DuPont De Nemour                                     $2,000        $2,129          $2,054            $2,049
    General Electric Capital Corporation                       $1,250        $1,319          $1,281            $1,281
    Guiness Finance BV                                         $3,000        $3,144          $3,063            $3,055
    IMI Bank International                                    $10,480       $11,007         $10,766           $10,764
    Japan Airlines Co. Ltd.                                    $2,920        $3,048          $2,972            $2,962
    Kimberly-Clark Corporation                                 $2,515        $2,715          $2,688            $2,694
    McDonalds Corporation                                        $665          $657            $663              $662
    Panasonic Finance                                          $2,000        $2,113          $2,022            $2,020
    Reed Publishing                                            $5,360        $5,686          $5,597            $5,589
    Salomon Inc.                                               $5,000        $5,000          $4,997            $5,000
    Toyota Motor Credit                                        $5,000        $5,250          $5,097            $5,091
                                                                            -------         -------           -------
      Subtotal                                                              $73,415         $72,043           $71,987

Government bonds:
    Export Development Corporation                             $3,000        $3,153          $3,071            $3,064
    Finnish Export Credit                                      $3,504        $3,567          $3,563            $3,566
    Italy, Republic of                                         $7,000        $7,359          $7,267            $7,249
    Japan Development Bank                                     $3,245        $3,396          $3,296            $3,288
    New Zealand                                                $2,000        $2,134          $2,064            $2,057
    Oesterreichische Kontrol Bank                              $2,000        $2,134          $2,051            $2,047
    Svensk Exportkredit                                        $4,000        $3,838          $3,974            $3,971
    Swedish National Housing Authority                        $11,020       $11,716         $11,549           $11,548
                                                                            -------         -------           -------
      Subtotal                                                              $37,297         $36,835           $36,790

Municipal bonds:
    AFICA-1988 Series M (H. I. Mayaguez Hotel Project)         $2,118        $2,175          $2,128            $2,128
    San Juan Cement Co.                                        $1,000        $1,056          $1,000            $1,000
                                                                            -------          -------          -------
      Subtotal                                                               $3,231          $3,128            $3,128

Collateralized mortgage obligations:
    Banco Santander de Puerto Rico Grantor Trust               $5,502        $5,718          $5,510            $5,510
    Bank Trust Mortgage Trust                                  $3,558        $3,558          $3,558            $3,558
    First Financial Mortgage Trust                             $4,637        $4,637          $4,637            $4,637
    GNMA Backed Mortgage Pass Thru Trust                       $3,251        $3,251          $3,251            $3,251
    Investors in Mortgage Certificates Trust                   $2,967        $2,968          $2,967            $2,967
    R&G Federal Mortgage Trust                                 $4,231        $4,231          $4,231            $4,231
    R&G Federal Savings Bank Grantor Trust                     $5,353        $5,450          $5,413            $5,413
                                                                            -------         -------           -------
      Subtotal                                                              $29,813         $29,567           $29,567


                                  Schedule I

                         LOTUS DEVELOPMENT CORPORATION

         Marketable Securities--Other Security Investments (continued)
                               December 31, 1993
                                (In thousands)

                                                       Number of shares                                     Carrying amount
                                                          or units --                    Market value of    in the
Name of issuer and                                     principal amount     Cost of      each issue at      December 31, 1993
title of each issue                                    of bonds or notes    each issue   December 31, 1993  balance sheet
- - ---------------------------                           ------------------    ----------   -----------------  -----------------
Corporate commercial paper:
    Alpha Finance                                              $3,000        $2,966          $2,979            $2,979
    Broadway Capital Corporation                               $2,000        $1,981          $1,984            $1,984
    Heller International Corporation                           $2,000        $1,981          $1,984            $1,984
    Idemitsu International                                     $5,000        $4,956          $4,983            $4,982
    Mortgage Asset European Securitization  No 1 PLC           $3,000        $2,962          $2,980            $2,980
    Mitsubishi Electric                                        $3,000        $2,975          $2,996            $2,995
    Strait Capital Corporation                                 $1,436        $1,424          $1,425            $1,424
                                                                            -------         -------           -------
      Subtotal                                                              $19,245         $19,331           $19,328

Government commercial paper:
    Government Development Bank for Puerto Rico               $17,520       $17,520         $17,520           $17,520

Certificates of deposit:                                      $32,459       $32,457         $32,460           $32,457

Repurchase agreements:                                        $27,782       $27,782         $27,782           $27,782

Time deposits:                                                 $9,000        $9,000          $9,000            $9,000

Other investments:                                             $4,285        $4,285          $4,285            $4,285
                                                                           --------        --------          --------
        Total short-term investments                                       $254,045        $251,951          $251,844
                                                                           =========       ========          ========

- - ------------------------------------------------------------------------------
REPORT OF INDEPENDENT ACCOUNTANTS

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


Coopers & Lybrand
Boston, Massachusetts

January 26, 1994

LOTUS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years ended December 31,
(In thousands, except for per share data)          1993        1992        1991
- - -------------------------------------------------------------------------------
Net sales                                      $981,168    $900,149    $828,895
Cost of sales                                   202,443     200,103     174,209
                                               --------    --------    --------
    Gross margin                                778,725     700,046     654,686

Expenses:
    Research and development (Note B)           126,884     118,308     116,586
    Sales and marketing                         462,658     423,813     370,635
    General and administrative                   70,057      69,103      69,955
    Other (income) / expense, net (Note J)       17,357     (31,183)     29,824
                                               --------    --------    --------
        Total expenses                          676,956     580,041     587,000

Income before income taxes and cumulative
    effect of change in accounting principle    101,769     120,005      67,686
Provision for income taxes (Note H)              46,234      39,602      24,570
                                               --------    --------    --------
Income before cumulative effect of change
    in accounting principle                      55,535      80,403      43,116
Cumulative effect of change in accounting
    principle (Notes B and H)                        --          --      10,000
                                               --------    --------    --------
       Net income                              $ 55,535    $ 80,403    $ 33,116
                                               ========    ========    ========
Per share:
  Income before cumulative effect of change
    in accounting principle                       $1.24       $1.87       $0.98
  Cumulative effect of change in accounting
    principle (Notes B and H)                        --          --        0.23
                                               --------    --------    --------
       Net income per share                       $1.24       $1.87       $0.75
                                               ========    ========    ========
       Weighted average common and
         common equivalent shares outstanding    44,721      42,994      43,952
                                               ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

LOTUS DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                       December 31,
(In thousands)                                       1993        1992
- - -------------------------------------------------------------------------
Assets
Current assets:
    Cash and short-term investments (Note B)       $ 416,693    $ 293,094
    Accounts receivable, net of allowances
        of $30,002 and $25,326                       217,336      178,340
    Inventory (Note C)                                21,220       23,560
    Other current assets                              20,817       19,040
                                                   ---------    ---------
        Total current assets                         676,066      514,034

Property and equipment, net of accumulated
   depreciation and amortization of $153,768
   and $165,973 (Note D)                             127,437      135,667
Software and other intangibles, net of
   accumulated amortization of $123,016 and
   $110,715 (Note B)                                  88,625       99,299
Investments and other assets (Note E)                 13,217       14,444
                                                   ---------    ---------
        Total assets                               $ 905,345    $ 763,444
                                                   =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to banks (Note I)                $      --    $   1,130
    Current portion of long-term debt (Note I)        28,480           --
    Accounts payable                                  45,914       40,922
    Accrued compensation and benefits                 36,368       27,180
    Accrued and deferred income taxes (Note H)        49,017       48,790
    Other accrued expenses                            77,648       75,363
    Deferred revenue (Note B)                         39,996       24,483
                                                   ---------    ---------
        Total current liabilities                    277,423      217,868

Deferred income taxes (Note H)                        49,531       37,398
Long-term debt (Note I)                               50,000      108,740
Commitments and contingencies (Note F)
Stockholders' equity (Note G):
    Preferred stock, $1.00 par value,
        5,000 shares authorized, none issued              --           --
    Common stock, $.01 par value,
        100,000 shares authorized;
        62,152 issued; and 44,928
        and 41,881 outstanding                           622          622
Additional paid-in capital                           251,414      216,740
Retained earnings                                    526,554      471,019
Treasury stock, 17,224 and 20,271 shares
   at an average cost of $14.44 and $14.19
   per share                                        (248,728)    (287,655)
Translation adjustment                                (1,471)      (1,288)
                                                   ---------    ---------
        Total stockholders' equity                   528,391      399,438
                                                   ---------    ---------
        Total liabilities and stockholders'
            equity                                 $ 905,345    $ 763,444
                                                   =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

LOTUS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,
(In thousands)                                         1993        1992        1991
- - -----------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                    $  55,535   $  80,403   $  33,116
    Gain on sale of investment in Sybase, Inc.           --     (49,706)         --
    Charge for purchased research and
      development                                    19,900          --          --
    Depreciation and amortization                    86,973      84,319      70,625
    Cumulative effect of change in accounting
      principle                                          --          --      10,000
    Change in assets and liabilities, net of
      effects from acquisitions:
       (Increase) in accounts receivable            (42,000)    (11,031)    (49,514)
       (Increase) decrease in inventory               3,207       7,681      (9,077)
       Increase (decrease) in accounts payable
         and accrued expenses                        10,832      (1,295)     37,651
       Increase in accrued and deferred income
         taxes                                       11,892      20,620         634
       Increase in deferred revenue                  15,601         521       7,819
       Net change in other working capital items        259      (3,170)     (2,780)
                                                  ---------   ---------   ---------
Net cash provided by operating activities           162,199     128,342      98,474
                                                  ---------   ---------   ---------
Cash flows from investing activities:
   Purchases of property and equipment              (30,587)    (34,042)    (38,806)
   Payments for software and other intangibles      (36,771)    (39,315)    (32,618)
   Proceeds from sale of investment in
     Sybase, Inc.                                        --      77,719          --
   Purchases of short-term investments, net         (79,883)    (31,551)    (55,118)
   Acquisitions                                     (15,455)     (8,725)    (31,592)
   Other                                              2,002       1,364       4,114
                                                  ---------   ---------   ---------
Net cash used for investing activities             (160,694)    (34,550)   (154,020)
                                                   --------   ---------   ---------
Cash flows from financing activities:
   Repayment of long-term debt                      (30,260)    (30,260)    (21,000)
   Purchase of common stock for treasury             (8,107)    (35,876)    (55,397)
   Issuance of common stock, including tax
     benefit thereon                                 81,708      32,244      37,364
   Increase (decrease) in short-term borrowings      (1,130)    (23,167)     18,885
                                                  ---------   ---------   ---------
Net cash provided by (used for) financing
  activities                                         42,211     (57,059)    (20,148)
                                                  ---------   ---------   ---------
Net increase (decrease) in cash and cash
  equivalents                                        43,716      36,733     (75,694)
                                                  ---------   ---------   ---------
Cash and cash equivalents, beginning of year        121,133      84,400     160,094
Cash and cash equivalents, end of year            $ 164,849   $ 121,133   $  84,400
                                                  =========   =========   =========

Supplemental Cash Flow Information

(In thousands)                                         1993        1992        1991
- - -----------------------------------------------------------------------------------
    Interest received                             $   9,971   $  10,952   $  13,138
    Interest paid                                   ($8,702)   ($13,970)   ($17,185)
    Income taxes paid                              ($24,698)   ($18,982)   ($23,973)
- - ------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

LOTUS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 1991, 1992,
and 1993 (Note G)                                           Additional
                                                 Common        Paid-In       Retained      Treasury      Translation
(In thousands)                                    Stock        Capital       Earnings         Stock       Adjustment       Total
- - --------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1990                         $591       $157,368       $357,500     ($206,587)        $    567    $309,439

Net Income                                           --             --         33,116            --              --       33,116
Acquisition of 2,104 shares of common stock          --             --             --       (55,397)             --      (55,397)
Issuance of 464 shares of common stock under
     employee stock purchase plan                     5          7,797             --            --              --        7,802
Exercise of 43 incentive stock options                1            474             --            --              --          475
Exercise of 1,605 non-qualified stock options        16         29,071             --            --              --       29,087
Currency translation effect                          --             --             --            --          (1,409)      (1,409)
                                                   ----       --------       --------     ---------         -------     --------
Balance, December 31, 1991                          613        194,710        390,616      (261,984)           (842)     323,113
                                                   ----       --------       --------     ---------         -------     --------
Net Income                                           --             --         80,403            --              --       80,403
Acquisition of 1,968 shares of common stock          --             --             --       (35,876)             --      (35,876)
Issuance of 395 shares of common stock under
     employee stock purchase plan                    --          1,308             --         5,518              --        6,826
Exercise of 1,229 non-qualified stock options         9         20,722             --         4,687              --       25,418
Currency translation effect                          --             --             --            --            (446)        (446)
                                                   ----       --------        --------    ---------         -------     --------
Balance, December 31, 1992                          622        216,740         471,019     (287,655)         (1,288)     399,438
                                                   ----       --------        --------    ---------         -------     --------
Net Income                                           --             --          55,535           --              --       55,535
Acquisition of 250 shares of common stock            --             --              --       (8,107)             --       (8,107)
Issuance of 360 shares of common stock under
     employee stock purchase plan                    --          2,894              --        5,139              --        8,033
Exercise of 2,937 non-qualified stock options        --         22,604              --       41,895              --       64,499
Income tax benefit related to exercise
     of stock options                                --          9,176              --           --              --        9,176
Currency translation effect                          --             --              --           --            (183)        (183)
                                                   ----       --------        --------    ---------         -------     --------
Balance, December 31, 1993                         $622       $251,414        $526,554    ($248,728)        ($1,471)    $528,391
                                                   ====       ========        ========    =========         =======     ========

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

Cash and Short-term Investments
...............................

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents, and those with maturities greater than three months are considered to be short-term investments. Short-term investments are stated at cost, which approximates market. commercial paper and other money market instruments.
     Cash equivalents and short-term investments consist primarily of certificates of deposit, repurchase agreements, commercial paper and other money market instruments.


                                      December 31,
(In thousands)                       1993      1992
- - -----------------------------------------------------
Cash and cash equivalents          $164,849  $121,133
Short-term investments              251,844   171,961
- - -----------------------------------------------------
Cash and short-term investments    $416,693  $293,094
- - -----------------------------------------------------

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


Property, Equipment and Depreciation
....................................

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful life of the assets as follows:

Buildings                                      30 years
Computer Equipment                           3- 5 years
Manufacturing and other equipment            3- 5 years
Furniture and fixtures                          5 years
Leasehold improvements        Shorter of lease term or life of asset
Building improvements           Shorter of 10 years or life of asset

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

      The Company evaluates the value of capitalized software and other intangibles on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends, product development cycles, and changes in management's market emphasis.

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

    Foreign currency options are used to hedge certain anticipated transactions denominated primarily in European currencies and Japanese yen. Gains on such options are recorded in income only when realized, offsetting foreign exchange losses of the related transactions.
Deferred gains related to these short-term options were not significant.


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



C  INVENTORY

Inventory consists of the following:


                                                          December 31,
(In thousands)                                         1993        1992
- - ---------------------------------------------------------------------------
Finished goods                                       $ 13,962      $ 14,030
Raw materials                                           7,258         9,530
- - ---------------------------------------------------------------------------
Total                                                 $21,220      $ 23,560
===========================================================================

D  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             December 31,
(In thousands)                                           1993          1992
- - ---------------------------------------------------------------------------
Land                                                 $  7,395      $  3,892
Buildings and building improvements                    55,463        54,959
Leasehold improvements                                 36,699        39,537
Computer equipment                                    111,045       126,482
Manufacturing and other equipment                      44,191        47,794
Furniture and fixtures                                 26,412        28,976
- - ---------------------------------------------------------------------------
                                                      281,205       301,640
Less accumulated depreciation
   and amortization                                   153,768       165,973
- - ---------------------------------------------------------------------------
Property and equipment, net                          $127,437      $135,667
===========================================================================


E  INVESTMENTS AND OTHER ASSETS

Investments and other assets consist of the following:


                                        December 31,
(In thousands)                        1993       1992
- - -----------------------------------------------------
Marketable securities              $ 3,004    $ 5,829
Deposits and other                  10,213      8,615
- - -----------------------------------------------------
Total                              $13,217    $14,444
=====================================================

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


F   LEASE OBLIGATIONS

The Company leases certain facilities and equipment under various operating leases. At December 31, 1993, future minimum lease payments under operating leases with terms in excess of one year were as follows:


Year                 (In thousands)
- - -----------------------------------
1994                     $ 40,715
1995                       30,109
1996                       23,086
1997                       19,136
1998                       17,254
Future years               37,424
- - ----------------------------------
Total                     $167,724
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

   Activity in these plans was as follows:

                                                      Years ended December 31,
(In thousands, except option prices)                 1993        1992        1991
- - ----------------------------------------------------------------------------------
Shares under option, beginning of year              7,154       8,782       8,204
Options granted (at option prices of
  $19.63 to $47.38 in 1993,
  $17.38 to $33.88 in 1992 and
  $18.13 to $35.63 in 1991)                         2,453(B)      788(A)    3,081
Options exercised                                  (2,937)     (1,229)     (1,605)
Options cancelled                                    (856)     (1,187)       (898)
- - ----------------------------------------------------------------------------------
Shares under option, end of year
  (at exercise prices of $16.00 to $47.38
  in 1993 and $6.25 to $37.88 in 1992
  and 1991)                                         5,814       7,154       8,782
- - ----------------------------------------------------------------------------------
Average price of options exercised                $ 22.09     $ 20.74     $ 18.12
- - ----------------------------------------------------------------------------------
Shares exercisable                                  1,412       2,919       2,482
- - ----------------------------------------------------------------------------------
Average option price of shares
                                                     Years ended December 31,
(In thousands, except option prices)                1993       1992        1991
- - ----------------------------------------------------------------------------------
 exercisable                                      $ 23.71     $ 22.49     $ 21.92
==================================================================================

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


                                       Years ended December 31,
(In thousands, except per share data)     1993    1992    1991
- - ---------------------------------------------------------------
Number of shares                            360     395     464
Proceeds                                 $8,033  $6,826  $7,802
Average price per share                  $22.34  $17.29  $16.82
===============================================================



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

The components of the provision for income taxes were as follows:

                                                     Years ended December 31,
(In thousands)                                      1993      1992       1991
- - --------------------------------------------------------------------------------
Domestic:
 Current                                          $18,437   $  7,970  $   6,915
 Deferred                                           7,581     17,902     (2,354)
- - --------------------------------------------------------------------------------
                                                   26,018     25,872      4,561
- - --------------------------------------------------------------------------------
Foreign:
 Current                                           19,763      9,470     14,280
 Deferred                                            (347)     3,460      5,354
- - --------------------------------------------------------------------------------
                                                   19,416     12,930     19,634
- - --------------------------------------------------------------------------------
State:
 Current                                              800        800        375
 Deferred                                              --         --         --
- - --------------------------------------------------------------------------------
                                                      800        800        375
- - --------------------------------------------------------------------------------
Total:
 Current                                           39,000     18,240     21,570
 Deferred                                           7,234     21,362      3,000
- - --------------------------------------------------------------------------------
Total income taxes                                $46,234   $ 39,602  $  24,570
================================================================================

Income before provision for income taxes and cumulative effect of a change in accounting principle from domestic and foreign operations was as follows:

                                                      Years ended December 31,
(In thousands)                                       1993       1992       1991
- - --------------------------------------------------------------------------------
Domestic                                          $37,337   $ 72,622   ($32,771)
Foreign                                            64,432     47,383    100,457
- - --------------------------------------------------------------------------------
Total                                            $101,769   $120,005  $  67,686
================================================================================

Provisions for income taxes were at rates other than the U.S. Federal statutory tax rate for the following reasons:

                                           Years ended December 31,
                                            1993      1992     1991
- - --------------------------------------------------------------------
U.S. Federal statutory tax rate             35.0%     34.0%    34.0%
Foreign operations                           4.4       (.8)    (2.5)

Research and development credit             (4.5)     (4.0)      --
Impact of U.S. Federal statutory rate
increase on beginning deferred taxes         2.0        --       --
Tax exempt interest income                   (.6)      (.9)    (2.8)
Non-deductible amortization                  2.0       3.7      5.6

Other, net                                   (.3)      1.0      2.0
- - --------------------------------------------------------------------
Subtotal                                    38.0      33.0     36.3
Non-deductible charge for purchased
   research and development                  7.4        --       --
- - --------------------------------------------------------------------
Effective tax rate                          45.4%     33.0%    36.3%
====================================================================

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

    Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The sources of these temporary differences for 1993, 1992 and 1991, and the effect of each on the tax provision, were as follows:


                                            Years ended December 31,
(In thousands)                             1993       1992      1991
- - -----------------------------------------------------------------------
Unrepatriated foreign earnings, net       $14,110   $11,911   $ 17,237
Depreciation                               (1,130)   (1,769)    (2,616)
Compensation                               (1,423)    4,338      1,849



                                            Years ended December 31,
(In thousands)                             1993       1992      1991
- - -----------------------------------------------------------------------
Capitalized software costs                  1,590       557      1,760
Charges to (provision for) reserves        (1,654)    2,031    (11,276)
Deferred revenue                           (2,171)    3,628     (3,418)
Other, net                                 (2,088)      666       (536)
- - -----------------------------------------------------------------------
Total                                     $ 7,234   $21,362   $  3,000
=======================================================================


The components of the net deferred tax liability are as follows:

                                            December 31,
(In thousands)                             1993      1992
- - -----------------------------------------------------------
Deferred tax assets:
   Reserves                              $ 16,352  $ 12,960
   Depreciation                             5,871     5,054
   Tax credits against unrepatriated
      foreign earnings                     77,363    58,038
   Tax return carryforwards                48,233    49,438
   Deferred revenue                         2,574       391
   Other                                   11,934     9,312
- - -----------------------------------------------------------
Total                                     162,327   135,193
- - -----------------------------------------------------------
   Valuation allowances (A)                35,794    29,360
- - -----------------------------------------------------------
Net deferred tax assets                   126,533   105,833

Deferred tax liabilities:
   Capitalized software costs              10,381     8,552
   Unrepatriated foreign earnings         130,417   106,906
   Compensation                             2,972     4,269
   Other                                    6,389     4,051
- - -----------------------------------------------------------
Total                                     150,159   123,778
- - -----------------------------------------------------------
Net deferred tax liability               $ 23,626  $ 17,945
===========================================================

(A) At December 31, 1993 and 1992, there is a $10.0 million valuation allowance for foreign tax benefits. In addition, valuation allowances of $25.8 million and $19.4 million at December 31, 1993 and 1992 have been established for tax return carryforwards resulting from stock option deductions. The tax benefit associated with the stock option deductions will be credited to equity when realized.

I  DEBT

Long-term Debt
..............

Long-term debt consists of the following:

                                      December 31,
(In thousands)                       1993      1992
- - -----------------------------------------------------
Notes payable to banks, bearing
  interest at LIBOR plus 0.45%
  per annum                         $50,000  $ 50,000
Notes payable to insurance
  companies, bearing interest at
  10.57% per annum                   28,480    58,740
- - -----------------------------------------------------
Total debt                           78,480   108,740
  Less current portion               28,480        --
- - -----------------------------------------------------
Long-term debt                      $50,000  $108,740
=====================================================


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

    The Company also maintains two multi-currency revolving credit agreements with groups of domestic and international banks. The agreements commit the participating banks, subject to certain terms and conditions, to lend an aggregate of $150 million at December 31, 1993. Of this aggregate commitment, $75 million expires in June 1994 and the remaining $75 million expires in June 1995. Interest rates on borrowings are set under a number of bid options not exceeding 5/8% over LIBOR. Commitment fees are payable on unborrowed amounts at a maximum rate of 1/4% per annum. The covenants of these facilities conform closely to the covenants in the insurance company note agreements. The Company was in compliance with the covenants of its debt agreements at December 31, 1993.
     exit


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


J OTHER (INCOME)/EXPENSE, NET

Other (income)/expense consists of the following:

                                        Years ended December 31,
(In thousands)                         1993        1992       1991
- - ---------------------------------------------------------------------
Charge for purchased
   research and development          $ 19,900   $     --    $     --
Restructuring charges                      --      15,000     23,000
Gain on sale of investment in
   Sybase, Inc.                            --     (49,706)        --
Interest income                       (11,890)    (10,679)   (13,829)
Interest expense                        8,525      13,547     16,738
Other, net                                822         655      3,915
- - ---------------------------------------------------------------------
Total other (income)/expense, net    $ 17,357    ($31,183)  $ 29,824
=====================================================================

    In June 1993, the Company acquired all outstanding shares of Approach Software Corporation. A significant portion of the purchase price, $19.9 million, was allocated to purchased research and development. This amount, which is not deductible for tax purposes, was charged to operations at the acquisition date.

    In December 1992 and 1991, the Company recorded restructuring charges of $15 million and $23 million. During 1993 and 1992, the Company took a number of actions consistent with the previously recorded reserves, including the closing of its Puerto Rican manufacturing facility, restructuring of operations in North America and Europe, employee separations and related facilities consolidations and equipment write-downs.
At December 31, 1993 and 1992, accrued amounts of $1.1 million and $13.7 million, respectively, were included in other accrued expenses.


    In 1992, the Company sold its investment in Sybase, Inc., for cash consideration of $77.7 million, resulting in a pre-tax gain of $49.7 million. The investment of $28.0 million consisted of 2.5 million common shares and was accounted for at cost.

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

One Source
..........

Effective August 28, 1993, the Company sold its One Source business, a developer and marketer of CD-ROM information products. Total consideration received was immaterial and no gain or loss was recognized on the sale. The financial statements reflect the operations of One Source through the effective date.

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

(In thousands)           North          Asia/      Europe/
                        America        Pacific      Other       Eliminations    Consolidated
- - --------------------------------------------------------------------------------------------
1993:
Net sales               $531,536       $149,700    $308,938       ($9,006)        $981,168
- - --------------------------------------------------------------------------------------------
Operating income:
 By area                  51,151         34,085      46,659          (441)         131,454
 Corporate expenses                                                                (32,228)
 Other  income/
    (expense)                                                                        2,543
                                                                                   ---------
Income before
provision for
income taxes                                                                       101,769
- - --------------------------------------------------------------------------------------------
Total assets            $489,419       $130,869    $299,577      ($14,520)        $905,345
============================================================================================
1992:
Net sales               $494,592       $116,199    $300,049      ($10,691)        $900,149
- - --------------------------------------------------------------------------------------------
Operating income:
 By area                 34,972         25,066      26,019          (567)           85,490
 Corporate expenses                                                                (11,668)
 Other income/
    (expense)                                                                       46,183
                                                                                   ---------
Income before
provision for
income taxes                                                                       120,005
- - --------------------------------------------------------------------------------------------
Total assets            $431,487        $78,545    $266,017      ($12,605)        $763,444
============================================================================================
1991:
Net sales               $455,802       $117,180    $263,826       ($7,913)        $828,895
- - --------------------------------------------------------------------------------------------
Operating income:
 By area                    584         34,539      53,793          (895)           88,021
 Corporate expenses                                                                (13,511)
 Other income/
 (expense)                                                                          (6,824)
                                                                                   ---------
Income before
provision for
income taxes and
cumulative effect
of change in
accounting principle                                                                67,686
- - --------------------------------------------------------------------------------------------
Total assets            $431,598        $45,131    $255,745       ($6,937)        $725,537
============================================================================================

Intersegment sales between geographic areas presented are insignificant. For this presentation, certain expenses incurred at the Company's corporate offices were classified as general corporate expenses, including the charge of $19.9 million for purchased research and development in 1993, or allocated to geographic areas on the basis of sales. Other income/(expense) includes interest income, interest expense, other expense, net, and in 1992, the $49.7 million gain on sale of investment in Sybase, Inc.
    Sales to unaffiliated customers outside the United States, including U.S. export sales, were $485.9 million for the year
1993, $434.9 million for the year 1992 and $421.0 million for the year 1991. In 1993, one customer accounted for 12% of world wide sales and a second customer accounted for 11% of such sales. No one customer accounted for more than 10% of worldwide sales in 1992 or 1991.


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

LOTUS SUPPLEMENTAL FINANCIAL INFORMATION



QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

(In thousands, except                         1993, Three Months Ended
per share data)                   April 3    July 3     Oct 2     Dec 31    Year
- - -----------------------------------------------------------------------------------
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

(In thousands, except                        1992, Three Months Ended
per share data)                  March 28   June 27   Sept 26     Dec 31     Year
- - -----------------------------------------------------------------------------------
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


Notes to Quarterly Results of Operations:

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