Form 10-Q
period 1994-07-02
LOTUS DEVELOPMENT CORP
filed 1994-08-16
CIK 711761

========================================================================
	                     			UNITED STATES
      		      SECURITIES AND EXCHANGE COMMISSION

             			   WASHINGTON, D.C. 20549
                     				 FORM 10-Q



		(Mark one)

		    X         Quarterly Report Pursuant to Section 13 or 15(d)
		----------    of the Securities Exchange Act of 1934
			For the Quarterly Period Ended July 2, 1994 or

		----------    Transition Report Pursuant to Section 13 or 15(d)
			      of the Securities Exchange Act of 1934
			For the Transition Period from ________ to ________


               			Commission File Number 0-11626


               			 LOTUS DEVELOPMENT CORPORATION
               			 -----------------------------
	     (Exact name of registrant as specified in its charter)


		      Delaware                              04-2757702
	    ----------------------------              ----------------------
	    (State or other jurisdiction of              (I.R.S. Employer
	    incorporation or organization)            Identification Number)



         		55 Cambridge Parkway, Cambridge, Massachusetts 02142
         		-----------------------------------------------------
		               (Address of principal executive offices)
                       				    (Zip Code)

                        				 (617) 577-8500
                			  --------------------------------
      	       (Registrant's telephone number, including area code)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    				YES    X                NO
                    				    -------                ------

     	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       						  Outstanding at
      	      Class                               July 31, 1994
      	      -----                               --------------
      	  Common Stock,                             47,583,858
	       $.01 par value                               shares




==============================================================================

           			 PART I.  FINANCIAL INFORMATION
           			 ITEM 1:  FINANCIAL STATEMENTS
           			 LOTUS DEVELOPMENT CORPORATION
       		      CONSOLIDATED STATEMENTS OF OPERATIONS
         		    (in thousands, except per share data)
                    				   (unaudited)


						                                            Three Months Ended
					                                       ---------------------------
					                                       July 2, 1994   July 3, 1993
					                                       ------------   ------------
Net sales  ..................................   $224,009       $235,785
Cost of sales  ..............................     38,868         51,034
                                         						--------       ---------
   Gross margin  ............................    185,141        184,751
Expenses:
   Research and development  ................     36,105         30,115
   Sales and marketing  .....................    118,345        112,140
   General and administrative  ..............     17,259         17,161
   Other (income) / expense, net (Note D) ...     (1,754)        19,386
						                                          --------      ---------
     Total expenses  ........................    169,955        178,802
Income before provision for income taxes  ...     15,186          5,949
Provision for income taxes  .................      5,467         10,598
                                         						 --------      ---------
     Net income (loss) ......................     $9,719        ($4,649)
						                                          ========      =========

     Net income (loss) per share  ...........      $0.20         ($0.11)
                                          						 ========      =========

Weighted average common and common
 equivalent shares outstanding  .............     49,257         42,551
                                          						 ========      =========


            		The accompanying notes are an integral part of
            		   the consolidated financial statements.
                         				      1
______________________________________________________________________________

                   			 LOTUS DEVELOPMENT CORPORATION
            		      CONSOLIDATED STATEMENTS OF OPERATIONS
            		      (in thousands, except per share data)
                         				   (unaudited)


			                                         			   Six Months Ended
   					                                    ---------------------------
					                                       July 2, 1994   July 3, 1993
					                                       ------------   ------------
Net sales  ..................................   $471,001       $462,789
Cost of sales  ..............................     85,276        101,413
						                                         ---------       --------
   Gross margin  ............................    385,725        361,376
Expenses:
   Research and development  ................     70,589         61,935
   Sales and marketing  .....................    236,165        218,252
   General and administrative  ..............     33,507         35,131
   Other (income) / expense, net (Note D) ...     (3,068)        19,318
					                                         	---------      ---------
     Total expenses  ........................    337,193        334,636
Income before provision for income taxes  ...     48,532         26,740
Provision for income taxes  .................     17,472         19,122
				                                         		---------      ---------
     Net income  ............................    $31,060         $7,618
						                                         =========      =========

     Net income per share  ..................      $0.64          $0.18
                                         						=========      =========

Weighted average common and common
 equivalent shares outstanding  .............     48,489         43,275
                                         						=========      =========


               		The accompanying notes are an integral part of
                		   the consolidated financial statements.
                            				      2
______________________________________________________________________________

                     			 LOTUS DEVELOPMENT CORPORATION
                     			  CONSOLIDATED BALANCE SHEETS
                             				(in thousands)

                            				   ASSETS

                                					      July 2, 1994  December 31, 1993
					                                      ------------  -----------------
					                                       (unaudited)
Current assets:
    Cash and short-term investments (Note B)  ..  $452,048      $416,693
    Accounts receivable, net of allowances of
      $41,235 and $30,002  .....................   168,570       217,336
    Inventory (Note C)  ........................    15,220        21,220
    Other current assets  ......................    28,866        20,817
						                                            --------      --------
	Total current assets  ..................          664,704       676,066
						                                            --------      --------
Property and equipment, net of accumulated
   depreciation and amortization of $169,085
   and $153,768.................................   128,230       127,437
Software and other intangibles, net of
   accumulated amortization of $123,037
   and $123,016  ...............................    83,779        88,625
Investments and other assets  ..................    16,412        13,217
						                                            --------      --------
	Total assets  ..........................         $893,125      $905,345
						                                            ========      ========

                 		    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks  ....................  $    480      $     --
    Current portion of long-term debt ..........        --        28,480
    Accrued compensation .......................    25,020        36,368
    Accounts payable, accrued expenses and
      deferred revenue..........................   143,546       163,558
    Accrued and deferred income taxes ..........    30,985        49,017
                                          						  --------      --------
	Total current liabilities  .............          200,031       277,423
						                                            --------      --------
Deferred income taxes  .........................    48,936        49,531
Long-term debt  ................................    50,000        50,000
Stockholders' equity:
      Preferred stock, $1.00 par value,
      5,000 shares authorized, none issued  ....        --            --
      Common stock, $.01 par value,
      200,000 and 100,000 shares authorized;
      63,575 and 62,152 shares issued;
      47,580 and 44,928 shares outstanding  ....       636           622
    Additional paid-in capital  ................   264,233       251,414
    Retained earnings  .........................   559,319       526,554
    Treasury stock, 15,995 and 17,224 shares
      at an average cost of $14.44 per share  ..  (230,990)     (248,728)
    Translation adjustment  ....................       960        (1,471)
						                                             --------      --------
	Total stockholders' equity  ............          594,158       528,391
						                                             --------      --------
	Total liabilities and stockholders'
	  equity  ..............................          $893,125      $905,345
						                                             ========      ========


               		The accompanying notes are an integral part of
                 		   the consolidated financial statements.
                              				      3
______________________________________________________________________________

                    			 LOTUS DEVELOPMENT CORPORATION
              		     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            				(in thousands)
                            				 (unaudited)

                                              							Six Months Ended
						                                           --------------------------
						                                           July 2, 1994  July 3, 1993
						                                           ------------  ------------
Cash flows from operating activities:
    Net income  ....................................    $31,060       $ 7,618
    Depreciation and amortization  .................     42,709        43,275
    Charge for purchased research and development  .         --        19,900
    Change in assets and liabilities, net of
      effects from acquisitions:
	Decrease in accounts receivable  ...........            53,122         8,566
	Decrease in inventory  .....................             6,856         2,829
	Decrease in accrued compensation  ..........           (11,713)       (2,700)
	Decrease in accounts payable, accrued
	  expenses and deferred revenue.............           (21,822)         (955)
	Increase (decrease) in accrued and
	  deferred income taxes.....................           (18,867)       11,354
	Net change in other working capital items  .            (9,590)       (1,377)
						                                                 ---------     --------
Net cash provided by operating activities  .........     71,755        88,510
						                                                 ---------     --------
Cash flows from investing activities:
    Purchases of property and equipment  ...........    (17,175)      (13,603)
    Payments for software and other intangibles  ...    (19,515)      (18,214)
    Payments for Approach acquisition  .............         --       (15,363)
    Proceeds from sales of (purchases of)
      short-term investments, net...................     78,137       (32,324)
    Other  .........................................     (2,142)        3,111
						                                                  ---------     --------
Net cash provided by (used for) investing activities     39,305       (76,393)
						                                                 ---------     --------
Cash flows from financing activities:
    Repayment of long-term debt   ..................    (28,480)      (30,260)
    Issuance of common stock   .....................     30,557        25,481
    Purchase of common stock for treasury  .........         --          (374)
    Increase (decrease) in short-term borrowings  ..        355          (724)
						                                                  --------      --------
Net cash provided by (used for) financing activities      2,432        (5,877)
						                                                  --------      --------
Net increase in cash and cash equivalents  .........    113,492         6,240
Cash and cash equivalents, beginning of year  ......    164,849       121,133
						                                                  --------      --------
Cash and cash equivalents, end of second quarter  ..   $278,341      $127,373
                                          						       ========      ========




Supplemental Cash Flow Information                       Six Months Ended
                                          						   --------------------------
						                                             July 2, 1994  July 3, 1993
						                                             ------------  ------------
    Interest received  ............................      $6,428        $3,602
    Interest paid  ................................      $3,587        $5,330
    Income taxes paid  ............................     $36,099        $6,798


                  		The accompanying notes are an integral part of
                 		   the consolidated financial statements.
                               				      4
______________________________________________________________________________

                     			 LOTUS DEVELOPMENT CORPORATION
              		  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                       			       (in thousands)


A)      Basis of Presentation
       	---------------------

	  The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at July 2, 1994, and of consolidated operations and cash flows for the interim periods ended July 2, 1994 and July 3, 1993.

	  The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included all information and footnotes necessary for such presentation for the years ended December 31, 1993 and December 31, 1992 in conjunction with its 1993 Annual Report on Form 10-K, as amended.

	  The results of operations for the interim period ended July 2, 1994 are not necessarily indicative of the results to be expected for the year.


B)      Cash and Short-term Investments
       	-------------------------------
	Cash and short-term investments consist of the following:

			                            		  July 2, 1994        December 31, 1993
					                              ------------        -----------------
	Cash and cash equivalents             $278,341              $164,849
	Short-term investments                 173,707               251,844
					                                  --------              --------
	  Cash and short-term investments     $452,048              $416,693
                            					      ========              ========


C)      Inventory
       	---------
	Inventory consists of the following:

                          					  July 2, 1994        December 31, 1993
					                            ------------        -----------------
	Finished goods                        $ 7,658               $13,962
	Raw materials                           7,562                 7,258
					                                  -------               -------
	  Total                               $15,220               $21,220
					                                  =======               =======




                            				      5
______________________________________________________________________________

                     			 LOTUS DEVELOPMENT CORPORATION
             		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      			       (in thousands)







D)      Other (income) / expense , net
       	------------------------------
       	Other (income) / expense, net  consists of the following:


                                         						   Three Months Ended
                                 					  ------------------------------------
                                 					  July 2, 1994            July 3, 1993
                                 					  ------------            ------------
	Interest income                           ($4,131)                ($2,763)
	Interest expense                            1,631                   2,238
	Currency transaction (gains)/losses           488                     (87)
	Charge for purchased research and
	  development                                  --                  19,900
	Other, net                                    258                      98
                                 					      -------                -------
	  Total                                   ($1,754)                $19,386
                                 					      =======                =======


                                      						      Six Months Ended
                                 					  ------------------------------------
                                 					  July 2, 1994            July 3, 1993
                                 					  ------------            ------------
	Interest income                            ($7,904)               ($ 5,663)
	Interest expense                             3,392                   5,069
	Currency transaction (gains)/losses            711                    (254)
	Charge for purchased research and
	  development                                   --                  19,900
	Other, net                                     733                     266
                                 					      -------                 -------
	  Total                                    ($3,068)                $19,318
                                 					      =======                 =======

E)      Acquisition
       	-----------

	  In May 1994, the Company acquired all outstanding shares of Iris Associates, Inc. ("Iris"), the privately held developer of Lotus Notes ("Notes"), by issuing approximately 1.4 million shares of Lotus common stock. The transaction was accounted for as a pooling of interests. Acquired net assets of approximately $1.7 million have been recorded at historical amounts. Prior periods were not restated due to immateriality, and, accordingly, results of operations have been included since the date of acquisition. Prior to the combination, the Company funded the development of Notes and made royalty payments to Iris based upon product sales.

F)      Subsequent Event
       	----------------

	  On July 28, 1994, the Company acquired Soft-Switch Inc., a privately held developer of electronic mail message switches that link disparate electronic messaging systems, for approximately $63 million in cash. The acquisition will be accounted for in the third quarter of 1994 using the purchase method. A significant portion of the purchase price will be allocated to purchased research and development, which will result in a one-time charge to the Company's third quarter operations. The charge will not be deductible for tax purposes.

G)      Income Taxes
       	------------

	  The Internal Revenue Service ("IRS") is examining the Company's U.S. income tax returns for the years 1985 through 1989. The
	IRS has proposed adjustments to the income tax returns for that period. The Company will contest these adjustments and believes that any sustained adjustments from the IRS examination will not be material to the financial statements, as it believes it has provided adequate reserves.

                              				      6
______________________________________________________________________________

                            				  ITEM 2:
               		   Management's Discussion and Analysis of
                		Financial Condition and Results of Operations


Results of Operations
- - ---------------------

	Revenue for the second quarter of 1994 decreased 5% over the comparable period in 1993. The overall revenue decline reflects a 19% decrease in desktop applications revenue and an $8 million reduction in revenue (3% of total second quarter 1993 revenue) from the One Source business, which was sold in September 1993, partially offset by a 106% increase in revenue from communications products and services.
	Lotus' desktop applications include spreadsheets, word processing, graphics, end-user database and personal information management software products. Revenue from desktop applications represented 67% of total revenue in the second quarter of 1994 compared to 82% of revenue in the second quarter of 1993. The decline in desktop revenue over the same period in 1993 is attributable to a number of factors, including the continued migration of users from DOS-based to Windows-based applications, the Company's position in its product cycle compared to its competitors, and the transition by the Company to a new sales program for large volume customers. These factors are expanded upon below.
	DOS desktop revenues, primarily spreadsheets, declined approximately $25 million over the corresponding period in 1993.
The marketplace migration from DOS to Windows adversely affects the Company, as its current market share for Windows spreadsheets is lower than that for DOS spreadsheets. However, the Company believes that the magnitude of the decline in DOS-based revenue in 1994 should not be as dramatic as that experienced in 1993 as DOS-based revenue continues to represent a smaller share of overall revenue.
	The Company was in a stronger product cycle in the second quarter of 1993 as compared to the second quarter of 1994.
Second quarter 1993 desktop application sales were boosted by the shipment of the latest version of 1-2-3 for Windows in June
1993. Additionally, in the prior year period, there was a higher demand for standalone applications as compared to suites and the Company was selling relatively new versions of each standalone product. In the current period, market demand continued to shift from standalone applications to suites and the Company's suite offering, SmartSuite, had not been updated since September 1993.
	The Company had anticipated that certain desktop products would ship in the second quarter of 1994. These products did not ship during the quarter, and the Company believes these delays contributed to a decrease in sales as end users deferred purchases in anticipation of new product offerings by the Company or purchased competitive products. This, in turn, reduced orders from resellers at the end of the quarter when inventories are customarily replenished. The Company believes that these effects were magnified by the introduction in 1994 of several competitive product upgrades by the Company's largest competitor, Microsoft. The Company will ship upgrades of 1-2-3 for Windows, SmartSuite, Lotus Approach, 1-2-3 for DOS, as well as point releases of Ami Pro and Freelance Graphics, during the third quarter of 1994.
	In May 1994, the Company launched Passport, a new channel sales program aimed to strengthen its competitive position in selling to large volume customers. Prior to Passport, contract-based sales activity was consummated through the Company's own direct sales force. Through Passport, the Company is seeking to expand sales coverage to these customers by enlisting the considerable selling resources of its reseller channel partners. The program implementation period was lengthier than expected, which adversely affected revenue in the second quarter of 1994.
	Windows desktop revenue declined slightly in the second quarter of 1994 compared to the corresponding period in 1993. Demand in the Windows desktop applications market is shifting from standalone applications to integrated suites. Windows standalone desktop applications revenue declined significantly in the current quarter, but was largely offset by a 76% increase in revenues from SmartSuite. SmartSuite represented 46% of Windows desktop revenue in the second quarter of 1994 compared to 25% in the same prior year period. The Company anticipates that sales of desktop suites will continue to account for a growing percentage of all Windows desktop applications sales. Consequently, the Company's ability to capture suite market share as the market migrates from standalone applications to suites will be a critical factor in maintaining and growing desktop revenues.
	While competition for market share remains intense for Windows desktop applications and prices have declined in the second quarter of 1994 compared to the same quarter in 1993, prices have remained relatively stable during the first half of 1994.
The Company anticipates that downward pressure on pricing for Windows applications will continue in 1994.

                         				      7
______________________________________________________________________________

                          				  ITEM 2:
             		   Management's Discussion and Analysis of
              		Financial Condition and Results of Operations


Results of Operations (continued)
- - ---------------------------------

	Lotus' communications products and services include Notes, cc:Mail and consulting services. Revenue from communications products and services represented 33% of total revenue in the second quarter of 1994 compared to 15% in the second quarter of 1993. Increased sales of communications products and services reflect the growing momentum behind workgroup and networked computing. While the Company is not aware of any significant competition with respect to Notes, which was last updated in May
1993, it anticipates that its competitors will offer competing workgroup computing products in the future.
	Revenue outside the U.S. accounted for 49% of worldwide revenue compared with 50% for the same period in 1993. The impact of foreign currency fluctuations on international revenues was insignificant.

	The gross margin percentage of 83% for the second quarter of 1994 compares with 78% for the same period in 1993. The rate was favorably affected by the achievement of manufacturing efficiencies resulting from higher unit production volumes, the closing of the Puerto Rican manufacturing plant in mid-1993, and material cost reductions. The margin improvement was also attributable to reduced manufacturing and delivery costs resulting from an increase in license sales, the sale of the One Source business in September 1993, and the elimination of royalties to Iris as a result of the May 1994 merger.

	The 20% increase in research and development expense quarter over quarter reflects a constant level of desktop development spending and significantly higher spending associated with the development and enhancement of the Company's communications products. To a lesser degree, higher spending was driven by development efforts to translate and localize products for international markets. International development organizations have continued their efforts to develop products in parallel with U.S. product development, with the goal of achieving simultaneous release of various language versions of new U.S. products. Capitalized software costs for the second quarter of 1994 were $9.0 million compared with $6.0 million for the same period in 1993. The increase was due to the number of new products that qualified for capitalization in the current year quarter.

	Sales and marketing expenses grew 6% in the second quarter of
1994 compared with the same 1993 period.    The growth was
driven by the Company's investment in its communications business and in SmartSuite. Increased spending on advertising and marketing programs for SmartSuite reflects the market shift from standalone applications to integrated suites. In addition, the Company has continued its efforts to attract users transitioning from DOS to Windows, to expand the worldwide support organization, and to grow the consulting services business.

	Other income and expense in 1994 consists primarily of interest income and interest expense, and the effect of currency transaction gains and losses. Interest income was higher in the second quarter of 1994 compared with the second quarter of 1993 because of higher average cash and short-term investment balances. Interest expense declined primarily due to scheduled debt repayments.

	Other income and expense in 1993 includes a second quarter charge of $19.9 million for purchased research and development related to the acquisition of Approach. Net income for the three months and six months ended July 3, 1993, excluding the $19.9 million charge, was $15.3 million or $0.35 per share and $27.5 million or $0.64 per share, respectively.

	The estimated tax rate for 1994 of 36% compares with 41% for the second quarter of 1993. The decrease in the rate reflects the benefit from the reinstatement of the research and development credit in the second half of 1993 and benefits derived from the Company's manufacturing operation in Dublin, Ireland.

                      				     8
______________________________________________________________________________

                            				  ITEM 2:
          		   Management's Discussion and Analysis of
            		Financial Condition and Results of Operations


Financial Condition
- - -------------------

	Cash and short-term investments increased $35 million during the first six months of 1994 to $452 million at July 2, 1994.
The two primary sources of cash flow in the first half of 1994 were $72 million of cash generated by operations and $31 million in proceeds from the issuance of common stock under the Company's employee stock plans. The Company used a portion of the cash for investing and financing activities, including $17 million for the purchase of property and equipment, $20 million for payments for software and other intangibles, and a scheduled debt repayment of $28 million in the second quarter of 1994.

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

	The Company's financial reserves are represented by cash, short-term investments and unused portions of credit facilities. Concurrent with the maturity of one of the Company's $75 million multi-currency revolving credit agreements in June 1994, the Company canceled its other $75 million multi-currency revolving credit agreement. These agreements were replaced with a new $150 million multi-currency revolving credit agreement which expires in June 1997. The Company believes its financial reserves and funds provided by ongoing operations are adequate to meet future liquidity requirements.


                        				     9
______________________________________________________________________________

                		       PART II. OTHER INFORMATION

                               				ITEM 1:

                        			   LEGAL PROCEEDINGS



 	The Company commenced an action on July 2, 1990 in the U.S. District Court in Boston against Borland International, Inc. ("Borland") (Civ. Action No. 90-11662-K), alleging infringement of its copyrights in the Lotus 1-2-3 software program by
Borland's "Quattro" and "Quattro Pro" software products. The action against Borland alleges that the "1-2-3 compatible modes"
of Quattro and Quattro Pro identically recreate substantial and significant elements of 1-2-3's user interface, including its menu structure and command choices. The action sought an injunction preventing further sale of the infringing products and seeks an award of damages, attorney's fees and costs.  On
July 31, 1992, the Court found that Borland infringed the
Company's copyrights by copying the menu commands, menu command structure, macro language and keystroke sequences of Lotus
1-2-3.  On June 30, 1993, the Court ruled in the Company's favor on all remaining liability issues except the Company's claim that the macro "Key Reader" for Quattro Pro for DOS and Quattro
Pro for Windows infringes the Company's copyrights in 1-2-3. On August 19, 1993, the Court found that the Key Reader infringed the Company's copyrights, and permanently enjoined Borland from developing, manufacturing or selling versions of Quattro Pro, Quattro Pro SE and Quattro Pro for Windows that include
Borland's 1-2-3  compatible modes and/or its Key Reader
facility.   The Court has scheduled a jury trial to determine
the amount of damages Borland owes the Company because of its infringements. On September 10, 1993, Borland filed an appeal from the Court's decision and the permanent injunction pertaining to the infringing products in the United States Court of Appeals for the First Circuit. This appeal was argued before the Court of Appeals on April 6, 1994, before a panel that included Chief Judge Stephen Breyer. Upon Judge Breyer's nomination to the U.S. Supreme Court and his recusal from the case, the First Circuit has scheduled reargument of the appeal for October 1994.



 	A suit was filed against the Company on July 27, 1989, in the U.S. District Court in New York City by REFAC International,
Ltd. ("REFAC"). The suit alleges that the Company has committed patent infringement with respect to a U.S. patent issued in 1983 entitled "A Process and Apparatus for Converting A Source
Program Into An Object Program". The Court has determined to resolve issues concerning validity of the patent before addressing the alleged infringement. In July 1993, a trial was held on one of those issues, the Company's claim that the patent is unenforceable by reason of inequitable conduct before the Patent Office. That issue is pending the judge's decision. If the Company prevails on this issue, judgment will be entered on its behalf. If it does not prevail, the Company intends to file one or more motions for summary judgment on other grounds claiming that the subject patent is invalid or unenforceable.
The Company believes that the claim of infringement is without merit.


                        				     10
______________________________________________________________________________

		                      PART II. OTHER INFORMATION

                             				ITEM 1:

               		      LEGAL PROCEEDINGS (Continued)



	Commencing on June 23, 1994, six complaints were filed in the U.S. District Court, District of Massachusetts, against the
Company and various of its officers and directors, captioned "Jefferson Heritage Partners v. Lotus Development Corp., Jim
Manzi and Edwin Gillis" (Civ. Action No. 94-11279 (PBS)); "Fecht
v. Jim P. Manzi, Edwin J. Gillis, John B. Landry and Lotus Development Corp." (Civ. Action No. 94-11280 (PBS)); "Cohen v.
Lotus Development Corp., Thomas Lemberg, James Manzi, Edwin J. Gillis, John Landry, Robert Weiler and Robert P. Schechter"
(Civ. Action No. 94-11281 (PBS)); "Dollinger v. Lotus
Development Corp., Thomas Lemberg, James P. Manzi, Edwin J.
Gillis, John B. Landry, Robert K. Weiler and Robert P.
Schechter" (Civ. Action No. 94-11291 (PBS)); "Rosenbaum v. Lotus Development Corp., James M. Manzi and Edwin J. Gillis" (Civ.
Action No. 94-11303 (PBS)); and "Weisman v. Lotus Development
Corp., James M. Manzi and Edwin J. Gillis" (Civ. Action No.
94-11308 (PBS)). Each complaint purports to state a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, arising out of the alleged non-disclosure by the Company of adverse information concerning its anticipated revenues and earnings for the second quarter of 1994, which ended on July 2, 1994. Each complaint also purports to be brought on behalf of a class of persons who purchased Lotus stock during periods commencing on various dates in April and May 1994 and terminating on June 20, 1994, when the Company made certain public disclosures concerning its anticipated revenues and earnings. The defendants' time within which to respond to each complaint has been extended by stipulation to September 9, 1994, in contemplation of plaintiffs' filing a consolidated amended complaint. The
Company believes that the allegations of each complaint are without merit and intends to defend these actions vigorously.


                             				    11
______________________________________________________________________________

                    			PART II. OTHER INFORMATION

                            				 ITEM: 4

	   Submission of Matters to a Vote of Security Holders



(a) The Annual Meeting of Shareholders of the Company was held on May 25, 1994.


(c) At the Annual Meeting, the shareholders of the Company voted to approve the following proposals:


   	1.) With 30,385,769 votes in the affirmative, 8,077,505 in the negative, 353,115 abstentions and 130,702 broker non-votes, the shareholders approved the amendment of the Company's 1986 Stock Option Plan for Non-Employee Directors to provide for an automatic grant of options to purchase 10,000 shares of the Company's Common Stock to newly elected directors of the Company.


   	2.) With 36,345,232 votes in the affirmative, 1,115,564 votes in the negative, 355,593 abstentions and 1,130,702 broker non-votes, the shareholders approved certain performance-based compensation payable to the Company's Chief Executive Officer in order to retain its deductibility for U.S. Federal Income Tax purposes.


   	3.) With 30,086,792 votes in the affirmative, 8,393,925 votes in the negative, 335,672 abstentions and 130,702 broker non-votes, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 100 million shares to 200 million shares.


   	4.) With 38,773,372 votes in the affirmative, 27,732 votes in the negative and 145,987 abstentions, shareholders ratified the selection of Coopers & Lybrand as auditors for the Company for the fiscal year ending December 31, 1994.


                        				     12
______________________________________________________________________________

                    			PART II. OTHER INFORMATION

                          				 ITEM 6:

		     Exhibits and Reports on Form 8-K



(a)  Exhibits

      Part I:


	  Exhibit 11* - Computation of Primary and Fully Diluted
			Earnings per Share - page 14


      Part II:


	  None.


(b)  Reports on Form 8-K


	  None.



___________________

*filed herewith



				 SIGNATURES
				 ----------

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           				LOTUS DEVELOPMENT CORPORATION
                                  					(Registrant)


                          				By     /s/ Edwin J. Gillis
                                					------------------------------
                                 					Edwin J. Gillis, Senior Vice President
                                 					of  Finance and Operations
                                 					(Chief Financial Officer)


                         				By      /s/ Lyn L. Benton
                                 				------------------------------
                                 				Lyn L. Benton, Vice President of
                                					Finance and Corporate Services and
                                					Corporate Controller
                                					(Principal Accounting Officer)


                         				Date:   August 16, 1994


                           				     13
______________________________________________________________________________

                                                   								 Exhibit 11

                 			 LOTUS DEVELOPMENT CORPORATION
          		    COMPUTATION OF PRIMARY AND FULLY DILUTED
                			      EARNINGS PER SHARE
           		     (in thousands, except per share data)


                                          						      Three Months Ended
                                         						   --------------------------
                                         						   July 2, 1994  July 3, 1993
                                         						   ------------  ------------

Net income (loss) ................................      $9,719       ($4,649)
                                          						       =======       ========
Weighted average shares outstanding during
    the period  ..................................      47,387        42,551
Common stock equivalent shares  ..................       1,870            --
                                          						       -------       --------
Common and common stock equivalent shares
    outstanding for purpose of calculating
    primary net income per share  ................      49,257        42,551
Incremental shares to reflect full dilution  .....          --            --
                                          						       -------       --------
Total shares for purpose of calculating fully
    diluted net income per share  ................      49,257        42,551
                                          						       =======       ========

Primary net income (loss) per share  .............       $0.20        ($0.11)
                                          						       =======       ========
Fully diluted net income per (loss) share  .......       $0.20        ($0.11)
                                          						       =======       ========



                                          						       Six Months Ended
                                         						   --------------------------
                                         						   July 2, 1994  July 3, 1993
                                         						   ------------  ------------

Net income  ......................................     $31,060        $7,618
                                          						       =======        ======
Weighted average shares outstanding during
    the period  ..................................      46,333        42,254
Common stock equivalent shares  ..................       2,156         1,021
                                          						       -------        ------
Common and common stock equivalent shares
    outstanding for purpose of calculating
    primary net income per share  ................      48,489        43,275
Incremental shares to reflect full dilution  .....          --            --
                                          						       -------        ------
Total shares for purpose of calculating fully
    diluted net income per share  ................      48,489        43,275
                                          						       =======        ======

Primary net income per share  ....................       $0.64         $0.18
                                          						       =======        ======
Fully diluted net income per share  ..............       $0.64         $0.18
                                          						       =======        ======


                        				     14
______________________________________________________________________________