Form 10-K/A
period 1993-12-31
LOTUS DEVELOPMENT CORP
filed 1994-10-19
CIK 711761

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


    New product development schedules are difficult to predict, because software development, quality assurance testing and debugging are complex processes that often take longer than expected. Accordingly, although the Company estimates the shipment dates of proposed new products for internal purposes, such estimates are subject to frequent adjustment based on the Company's own periodic assessments of its progress in the development process. The Company believes that its experience regarding new product schedules and introductions has been comparable with that of other companies in the software industry.


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


    In June 1993, the Company acquired Approach Database Corporation. The purchase price consisted of approximately $23 million of cash consideration and assumed liabilities. A significant portion of the purchase price was allocated to purchased research and development, resulting in a $19.9 million
charge to the Company's 1993 operations.   See Note K of  Notes to
Consolidated Financial Statements. This charge, which is reflected in other income and expense, is not deductible for tax purposes. Upon the acquisition, the Company initiated substantial development projects designed to make Approach products more competitive in a rapidly changing environment. These development efforts are focused on improving the user interface, conforming the technology to the Company's cross-product standards, and integrating the technology into the Company's suite of desktop applications and are expected to involve extensive rewriting of the code and the addition of significant new product features. The Company expects to invest at least $20 million through 1996 to complete and continue the development of the ultimate technology using the purchased research and development.

    Earnings for 1993, excluding the charge for purchased research and development, were $75.4 million or $1.69 per share. Other income and expense in 1992 included a pre-tax gain of $49.7 million from the sale of the Company's investment in Sybase, Inc., offset by a restructuring charge of $15 million. Earnings for 1992, excluding the gain and the restructuring charge, were $57.2 million or $1.33 per share.

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



                        LOTUS DEVELOPMENT CORPORATION
                        (Registrant)

                        By   /s/ Edwin J. Gillis
                          -----------------------------------------
                           Edwin J. Gillis, Senior Vice President,
                           Finance and Operations

                        Date:  October 17, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Lotus Development Corporation has been incorporated by reference in this Form 10-K, as amended by Amendment No. 2 to the Annual Report on Form 10-K/A, and is included in the Financial section of the 1993 Annual Report to Shareholders of Lotus Development Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)2 of this Form 10-K.

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



At the time the Company recognizes revenue from the sale of software products, no significant vendor and postcontract support obligations remain, and the costs of insignificant support obligations are accrued.


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


Software and Other Intangibles
..............................


Costs related to research, design and development of computer software are charged to research and development expense as incurred.
The Company capitalizes eligible software costs upon establishing product technological feasibility and amortizes these costs on a product-by-product basis commencing upon general release of the products to customers. Capitalized software costs are amortized on a straight-line basis over the economic life of the product, generally three years. The straight-line method of amortization generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to the total of current and anticipated future gross product revenues. Internal software costs of $25.0 million, $26.0 million and $27.7 million were capitalized in 1993, 1992 and 1991. Related amortization charges of $25.2 million for 1993, $22.2 million for 1992 and $13.9 million for 1991 are reflected in cost of sales.


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


      The Company evaluates the net realizable value of capitalized software and other intangibles on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends, product development cycles, and changes in management's market emphasis.

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


    Foreign currency options are used to hedge certain anticipated transactions denominated primarily in European currencies and Japanese yen. At December 31, 1993, the amount of foreign currency options totaled $96 million. Potential losses are limited to the cost of the options and were immaterial. Gains on such options are recorded in income only when realized, offsetting foreign exchange losses of the related transactions. Deferred gains related to these short-term options were not significant.

    The market risk exposure from currency options is limited to the cost of such instruments. The market risk exposure from forward contracts is assessed in light of the underlying currency exposures and is controlled by the initiation of additional or offsetting foreign currency contracts. Credit risk exposure from currency options and forward contracts is minimized as these instruments are contracted with multiple financial institutions.

    The fair value of currency options is established by obtaining bids, based upon a hypothetical sale of the options, from banks that are authorized currency traders. Forward contracts are revalued monthly by comparing contract rates to month-end exchange rates. Such revalued amounts approximate fair values. The Company's currency options and forward contracts are OTC instruments.




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
====================================================================


    Consolidated net income includes income of manufacturing subsidiaries operating in Ireland, Singapore and Puerto Rico.
Income from the sale and licensing of products manufactured in Ireland is subject to a 10% tax rate through the year 2010.
Income from Singapore operations is taxed at favorable rates, relative to U.S. statutory rates, until 1997 under a grant issued by the Singapore government. The income from products manufactured in Puerto Rico, which is not subject to U.S. Federal income tax, is subject to a local tax rate of approximately 5%. In addition, remitted Puerto Rico earnings may be subject to Puerto Rico withholding taxes at rates not in excess of 10%. The aggregate dollar and per share tax benefits from tax holidays were immaterial to the results of operations in 1993 and 1992. In 1991, aggregate tax benefits associated with the Company's Puerto Rican manufacturing operation were $7 million, or $0.16 per share.


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

K  ACQUISITIONS AND DISPOSITIONS

Approach Software Corporation
.............................

    In June 1993, the Company acquired all outstanding shares of Approach Software Corporation ("Approach"), a privately held developer of end-user relational database applications for the Windows environment. The purchase price consisted of approximately $23 million of cash consideration and assumed liabilities. The acquisition has been accounted for using the purchase method.

    The purchase price was allocated among the identifiable tangible and intangible assets based on the fair market value of those assets. After allocating the purchase price to net tangible assets, purchased software, which had reached technological feasibility and was principally represented by the technology comprising the database products being sold by Approach at the date of the acquisition, was valued using a risk adjusted cash flow model, under which future cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. This analysis resulted in an allocation of $3.4 million to purchased software, which was capitalized. The purchased software will be amortized over three years.

    Purchased research and development, which had not reached technological feasibility and which had no alternative future use, was valued using the same methodology. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will ultimately be marketed by Lotus. This analysis resulted in an allocation of $19.9 million to purchased research and development expense. This amount, which is not deductible for tax purposes, was charged to operations at the acquisition date.

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


    The decrease in operating income in the Europe/Other region in 1993 and 1992 as compared to fiscal 1991 was due to increased marketing spending relating to the introduction of new communications products and in response to heightened European competition, particularly related to Windows-based applications. The decrease in earnings was also due to the expansion of the Company's international development organization in Ireland, where new efforts were undertaken to translate products into local language versions for use on the Windows platform. The increase of assets in the Asia/Pacific region is due to the accumulation of unremitted earnings of the region.


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