Form 10-Q/A
period 1994-07-02
LOTUS DEVELOPMENT CORP
filed 1994-10-19
CIK 711761

========================================================================
                     UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION

                WASHINGTON, D.C. 20549
                      FORM 10-Q/A



(Mark one)

    X         Quarterly Report Pursuant to Section 13 or 15(d)
- - ----------    of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 2, 1994 or

- - ----------    Transition Report Pursuant to Section 13 or 15(d)
      of the Securities Exchange Act of 1934
For the Transition Period from ________ to ________


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


The Company had anticipated that certain desktop products would ship in the second quarter of 1994. These products did not ship during the quarter, and the Company believes these delays contributed to a decrease in sales as end users deferred purchases in anticipation of new product offerings by the Company or purchased competitive products. This, in turn, reduced orders from resellers at the end of the quarter when inventories are customarily replenished. The Company believes that these effects were magnified by the introduction in 1994 of several competitive product upgrades by the Company's largest competitor, Microsoft. The Company will ship upgrades of 1-2-3 for Windows, SmartSuite, Lotus Approach, 1-2-3 for DOS, as well as point releases of Ami Pro and Freelance Graphics, during the third quarter of 1994. Product delays are common in the computer software industry because product development, quality assurance testing and debugging are very complex and often take longer than expected. The delays experienced by Lotus in the second quarter of 1994 were the result of delays in the quality assurance and debugging process.


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


                         Date:   October 17, 1994


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