Form 10-Q
period 1994-10-01
LOTUS DEVELOPMENT CORP
filed 1994-11-15
CIK 711761

==============================================================================
                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549
                                    FORM 10-Q

              (Mark one)
                  X                Quarterly Report Pursuant to Section 13 or
              ---------            15(d) of the Securities Exchange Act of 1934
                           For the Quarterly Period Ended October 1, 1994 or

              ---------            Transition Report Pursuant to Section 13 or
                                   15(d) of the Securities Exchange Act of 1934
                           For the Transition Period from _____ to _____

                           Commission File Number 0-11626

                           LOTUS DEVELOPMENT CORPORATION
                           -----------------------------
               (Exact name of registrant as specified in its charter)


                       Delaware                      04-2757702
               -------------------------------  ----------------------
               (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)   Identification Number)


                55 Cambridge Parkway, Cambridge, Massachusetts 02142
                -----------------------------------------------------
                      (Address of principal executive offices)
                                   (Zip Code)

                                  (617) 577-8500
                                  --------------
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X            NO
                        --------           --------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
                       Class               October 29, 1994
                    --------------        ------------------
                    Common Stock,              47,743,797
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

                                                                         Three Months Ended
                                                                ----------------------------------
                                                                October 1, 1994    October 2, 1993
                                                                ---------------    ---------------
      Net sales  .................................................   $235,246          $240,104
      Cost of sales  .............................................     42,730            46,809
                                                                     --------          --------
         Gross margin  ...........................................    192,516           193,295
      Expenses:
         Research and development  ...............................     42,022            32,558
         Sales and marketing  ....................................    124,151           115,051
         General and administrative  .............................     17,733            17,591
         Other (income) / expense, net (Note D) ..................     74,114              (505)
                                                                      -------           -------
           Total expenses  .......................................    258,020           164,695
      Income (loss) before provision for income taxes  ...........    (65,504)           28,600
      Provision for income taxes  ................................        881            10,296
                                                                      -------           -------
           Net income (loss) .....................................   ($66,385)          $18,304
                                                                      =======           =======

           Net income (loss) per share  ..........................     ($1.39)            $0.41
                                                                      =======           =======

      Weighted average common and common
       equivalent shares outstanding  ............................     47,637            45,143
                                                                      =======           =======



               The accompanying notes are an integral part of
                  the consolidated financial statements.
                                    1
_______________________________________________________________________________

                        LOTUS DEVELOPMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (unaudited)

                                                                        Nine Months Ended
                                                                ----------------------------------
                                                                October 1, 1994    October 2, 1993
                                                                ---------------    ---------------
      Net sales  .................................................   $706,247          $702,893
      Cost of sales  .............................................    128,006           148,222
                                                                     --------          --------
         Gross margin  ...........................................    578,241           554,671
      Expenses:
         Research and development  ...............................    112,611            94,493
         Sales and marketing  ....................................    360,316           333,303
         General and administrative  .............................     51,240            52,722
         Other (income) / expense, net (Note D) ..................     71,046            18,813
                                                                     --------          --------
           Total expenses  .......................................    595,213           499,331
      Income (loss) before provision for income taxes  ...........    (16,972)           55,340
      Provision for income taxes  ................................     18,353            29,418
                                                                     --------          --------
           Net income (loss)  ....................................   ($35,325)          $25,922
                                                                     ========          ========

           Net income (loss) per share  ..........................     ($0.76)            $0.59
                                                                     ========          ========

      Weighted average common and common
       equivalent shares outstanding  ............................     46,766            43,962
                                                                     ========          ========




               The accompanying notes are an integral part of
                  the consolidated financial statements.
                                    2
_______________________________________________________________________________


                        LOTUS DEVELOPMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                    ASSETS

                                                                          October 1, 1994  December 31, 1993
                                                                          ---------------  -----------------
                                                                            (unaudited)
       Current assets:
           Cash and short-term investments (Note B)  ...................     $388,965         $416,693
           Accounts receivable, net of allowances of
             $49,873 and $30,002  ......................................      193,539          217,336
           Inventory (Note C)  .........................................       18,551           21,220
           Other current assets  .......................................       26,065           20,817
                                                                             --------         --------
               Total current assets  ...................................      627,120          676,066
                                                                             --------         --------
       Property and equipment, net of accumulated depreciation
          and amortization of $178,766 and $153,768  ...................      132,607          127,437
       Software and other intangibles, net of accumulated
          amortization of $125,571 and $123,016  .......................       97,643           88,625
       Investments and other assets  ...................................       17,018           13,217
                                                                             --------         --------
               Total assets  ...........................................     $874,388         $905,345
                                                                             ========         ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
           Notes payable to banks  .....................................         $123         $     --
           Current portion of long-term debt ...........................           --           28,480
           Accrued compensation ........................................       35,816           36,368
           Accounts payable, accrued expenses and deferred revenue  ....      174,499          163,558
           Accrued and deferred income taxes ...........................       27,870           49,017
                                                                             --------         --------
               Total current liabilities  ..............................      238,308          277,423
                                                                             --------         --------
       Deferred income taxes  ..........................................       53,924           49,531
       Long-term debt  .................................................       50,000           50,000
       Stockholders' equity:
             Preferred stock, $1.00 par value,
             5,000 shares authorized, none issued  .....................           --               --
             Common stock, $.01 par value,
             200,000 and 100,000 shares authorized;
             63,575 and 62,152 shares issued;
             47,729 and 44,928 shares outstanding  .....................          636              622
           Additional paid-in capital  .................................      265,473          251,414
           Retained earnings  ..........................................      492,934          526,554
           Treasury stock, 15,846 and 17,224 shares
             at an average cost of $14.44 per share  ...................     (228,843)        (248,728)
           Translation adjustment  .....................................        1,956           (1,471)
                                                                             --------         --------
               Total stockholders' equity  .............................      532,156          528,391
                                                                             --------         --------
               Total liabilities and stockholders' equity  .............     $874,388         $905,345
                                                                             ========         ========

               The accompanying notes are an integral part of
                  the consolidated financial statements.
                                    3
_______________________________________________________________________________

                        LOTUS DEVELOPMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                             Nine Months Ended
                                                                                      ---------------------------------
                                                                                      October 1, 1994   October 2, 1993
      Cash flows from operating activities:                                           ---------------   ---------------
          Net income (loss)  .........................................................    ($35,325)          $25,922
          Depreciation and amortization  .............................................      64,305            65,377
          Charge for purchased research and development  .............................      67,944            19,900
          Change in assets and liabilities, net of effects from acquisitions:
              Decrease in accounts receivable  .......................................      39,891             9,886
              Decrease in inventory  .................................................       5,943             3,682
              (Increase) decrease in accrued compensation  ...........................      (1,259)            5,282
              Increase in accounts payable, accrued expenses and deferred revenue  ...     (20,411)           (2,509)
              Increase (decrease) in accrued and deferred income taxes  ..............     (22,588)           16,880
              Net change in other working capital items  .............................      (6,705)            2,118
                                                                                          --------          --------
      Net cash provided by operating activities  .....................................      91,795           146,538
                                                                                          --------          --------
      Cash flows from investing activities:
          Purchases of property and equipment  .......................................     (27,947)          (17,737)
          Payments for software and other intangibles  ...............................     (28,466)          (30,842)
          Payments for acquisitions, net of cash received  ...........................     (65,983)          (15,374)
          Proceeds from sales of (purchases of) short-term investments, net  .........     134,204           (55,582)
          Other, net  ................................................................      (2,466)            1,721
                                                                                          --------          --------
      Net cash provided by (used for) investing activities  ..........................       9,342          (117,814)
                                                                                          --------          --------
      Cash flows from financing activities:
          Repayment of long-term debt   ..............................................     (28,480)          (30,260)
          Issuance of common stock   .................................................      33,944            38,190
          Purchase of common stock for treasury  .....................................          --            (8,107)
          Decrease in short-term borrowings  .........................................        (125)             (225)
                                                                                          --------          --------
      Net cash provided by (used for) financing activities  ..........................       5,339              (402)
                                                                                          --------          --------
      Net increase in cash and cash equivalents  .....................................     106,476            28,322
      Cash and cash equivalents, beginning of year  ..................................     164,849           121,133
                                                                                          --------          --------
      Cash and cash equivalents, end of third quarter  ...............................    $271,325          $149,455
                                                                                          ========          ========




      Supplemental Cash Flow Information                                                      Nine Months Ended
                                                                                      ---------------------------------
                                                                                      October 1, 1994   October 2, 1993
                                                                                      ---------------   ---------------
          Interest received  .........................................................     $10,908            $6,486
          Interest paid  .............................................................      $4,423            $6,422
          Income taxes paid  .........................................................     $40,357           $12,230




               The accompanying notes are an integral part of
                  the consolidated financial statements.
                                  4
_______________________________________________________________________________

                        LOTUS DEVELOPMENT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (in thousands)


A)   Basis of Presentation

        The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at October 1, 1994, and of consolidated operations and cash flows for the interim periods ended October 1, 1994 and October 2, 1993.

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

        The results of operations for the interim period ended
     October 1, 1994 are not necessarily indicative of the results to be expected for the year.

B)   Cash and Short-term Investments

     Cash and short-term investments consist of the following:

                                         October 1,  December 31,
                                           1994         1993
                                         ----------   ----------
     Cash and cash equivalents            $271,325     $164,849
     Short-term investments                117,640      251,844
                                          --------     --------
      Cash and short-term investments     $388,965     $416,693
                                          ========     ========




C)   Inventory

     Inventory consists of the following:

                                         October 1,   December 31,
                                            1994          1993
                                         ---------    -----------
     Finished goods                        $ 8,121      $13,962
     Raw materials                          10,430        7,258
                                           -------      -------
         Total                             $18,551      $21,220
                                           =======      =======

                                   5
____________________________________________________________________________

                        LOTUS DEVELOPMENT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (in thousands)


D)   Other (income) / expense , net

     Other (income) / expense, net consists of the following:

                                                Three Months Ended
                                        October 1, 1994   October 2, 1993
                                        ---------------   ---------------
     Charge for purchased research and
       development (Note E)                $67,944              $   --
     Restructuring charge (Note F)           9,000                  --
     Interest income                        (3,938)             (2,848)
     Interest expense                          717               1,853
     Currency transaction
       (gains)/losses, net                      60                 463
     Other, net                                331                  27
                                           -------              ------
         Total                             $74,114              ($ 505)
                                           =======              =======

                                                 Nine Months Ended
                                        October 1, 1994   October 2, 1993
                                        ---------------   ---------------
     Charge for purchased research and
       development (Note E)                   $67,944           $19,900
     Restructuring charge (Note F)              9,000                --
     Interest income                          (11,843)           (8,510)
     Interest expense                           4,109             6,921
     Currency transaction
       (gains)/losses, net                        770               209
     Other, net                                 1,066               293
                                              -------           -------
         Total                                $71,046           $18,813
                                              =======           =======

E)   Acquisitions

         In May 1994, the Company acquired all outstanding shares of Iris Associates, Inc. ("Iris"), the privately held developer of Lotus Notes ("Notes"), in exchange for approximately 1.4 million shares of Lotus common stock.
     The transaction was accounted for as a pooling of
     interests. Acquired net assets of approximately $1.7 million have been recorded at historical amounts. Prior periods were not restated due to immateriality, and, accordingly, results of operations have been included since the date of acquisition. Prior to the combination, the Company funded the development of Notes and made royalty payments to Iris based upon product sales.

         In July 1994, the Company acquired all outstanding shares of Soft*Switch, Inc. ("Soft*Switch"), a privately held developer of electronic mail message switches that link disparate electronic messaging systems. The two principal products sold by Soft*Switch at the acquisition date were Soft*Switch Central, a main-frame based message switch, and EMX, a LAN-based message switch. The total purchase price of $77.5 million consisted of approximately $64.3 million of cash consideration, $8 million of assumed liabilities, and $5.2 million of deferred tax liabilities. The acquisition was accounted for using the purchase method.
         The purchase price was allocated among the identifiable tangible and intangible assets based on the fair market value of those assets. Purchased software that had reached technological feasibility and was principally represented by the technology comprising the Central product, was valued using a risk adjusted


                                   6
_______________________________________________________________________________

                        LOTUS  DEVELOPMENT CORPORATION
                 NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                               (in thousands)


E)   Acquisitions, continued

     cash  flow  model  under  which  future  cash  flows   were
     discounted taking into account risks related to existing and future markets and an assessment of the life expectancy
     of the purchased software.   This analysis  resulted in  an
     allocation of $15 million to purchased software, which was capitalized and is being amortized over five years.
         Purchased research and development that had not reached technological feasibility and that had no alternative future use was valued using the same methodology. Purchased research and development that had not reached technological feasibility is represented by the EMX technology. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will ultimately be marketed by Lotus. This analysis resulted in an allocation of $62.5 million to purchased research and development expense. This amount, which is not deductible for tax purposes, was charged to operations at the acquisition date.
         Soft*Switch's operating results have been included in the consolidated financial statements from the date of acquisition. Pro forma statements of operations would not differ materially from reported results.

         In September 1994, the Company acquired all the outstanding shares of Edge Research, Inc. ("Edge"), a privately held developer of applications development tools for Lotus Notes, for approximately $5.4 million of cash consideration. The acquisition was accounted for using the purchase method. Using methodology consistent with that used to account for the Soft*Switch acquisition, the Company identified no tangible or intangible assets, other than research and development that had not reached technological feasibility and had no alternative future use. This analysis resulted in the allocation of $5.4 million to purchased research and development expense. This amount, which is not deductible for tax purposes, was charged to operations at the acquisition date.
         Edge's operating results have been included in the consolidated financial statements from the date of acquisition. Pro forma statements of operations would not differ materially from reported results.

F)   Restructuring Activities

         In the third quarter of 1994, the Company recorded a $9 million restructuring charge related to its European operations and the discontinuance of a product. European restructuring activities include the streamlining of the marketing organization from a product focus to a market segment focus, the centralization of certain finance and administration functions, and a reduction in desktop applications support staff. The charge related to the discontinued product reflects a $1.1 million write-off of capitalized software due to the decision in the third quarter of 1994 to discontinue further development and marketing.

G)   Income Taxes

         The Internal Revenue Service ("IRS") is examining the Company's U.S. income tax returns for the years 1985 through 1989. The IRS has proposed adjustments to the income tax returns for that period. The Company will contest these adjustments and believes that any sustained adjustments from the IRS examination will not be material to the financial statements, as it believes it has provided adequate reserves. Additionally, the IRS has recently commenced its examination of the Company's U.S. income tax returns for the years 1990 through 1992. The Company believes that sustained adjustments, if any, from the examination will not be material to the financial statements.

                                   7
_______________________________________________________________________________

                                ITEM 2:
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Results of Operations

     Revenue for the third quarter of 1994 decreased 2% to $235.2 million from $240.1 million in the same prior year period. Revenue for the nine months ended October 1, 1994 increased slightly to $706.2 million from $702.9 million in the same prior year period. The third quarter revenue decline over the same prior year period reflected a 17% decrease in revenue from the Company's desktop applications products. This decline was partially offset by a 72% increase in revenue from communications products and services, which in the third quarter of 1994 included revenue from the Company's newly acquired Soft*Switch products. On a year-to-date basis, a 99% increase in communications products and services revenue was substantially offset by a 15% decline in desktop applications revenue. Revenue in the third quarter of 1993 and the first nine months of 1993 included $4.6 million and $20.2 million of revenue from the One Source business, which was sold in September of 1993.
     The Company's desktop applications product groups include 1-2-3 (spreadsheets), Ami Pro (word processing), Freelance Graphics (graphics), Lotus Approach (end-user database), Lotus Organizer (personal information management) and SmartSuite (integrated applications suite). Revenue from desktop applications represented 67% of total revenue in the third quarter of 1994 compared to 79% of revenue in the third quarter of 1993. On a year-to-date basis, revenue from desktop applications represented 69% of total 1994 revenue compared to 81% for the same prior year period. DOS desktop revenue, primarily from 1-2-3 for DOS, declined approximately $38 million and $101 million over the corresponding three month and nine month periods in 1993, respectively. The decline in DOS desktop revenue was partially offset by a 9% increase in Windows desktop revenue quarter over quarter and a 7% increase year over year. Revenue from Windows standalone desktop applications declined significantly in the third quarter, but was more than offset by an increase in revenue from SmartSuite. SmartSuite represented 41% of Windows desktop revenue in the third quarter of 1994 compared to 30% in the same prior year period. On a year-to-date basis, SmartSuite represented 44% of 1994 Windows desktop revenue compared to 23% in the same prior year period.
      The 17% decline in desktop revenue in the third quarter of 1994 over the same period in 1993 is attributable to a number of factors, including the continued migration of users from DOS-based to Windows-based applications, the disappointing performance of the Company's European operations, and the transition by the Company to a new sales program for volume purchases. These factors are described below.
     The marketplace migration from DOS to Windows adversely affects the Company's results, as its current market share for Windows spreadsheets is lower than that for DOS spreadsheets. However, the Company believes that the magnitude of the decline in DOS-based revenue in 1994 should not be as dramatic as that experienced in 1993, as DOS-based revenue continues to represent a smaller share of overall revenue.
     The Company believes that in Europe, weaker than expected end-user demand, higher than desired distribution channel inventories in certain markets, severe competition and downward pricing pressures in the Windows desktop applications market contributed to the decline in desktop applications revenue. In addition, the Company believes that its introduction of new releases of certain desktop products in Europe in September 1994 occurred at a point in the third quarter where there was little opportunity for a significant positive impact on revenue or market share.
     In May 1994, the Company launched Passport, a new sales program intended to facilitate and simplify volume purchases by corporate customers on a worldwide basis. Under the Passport program, the Company's resellers offer worldwide pricing to end-user customers based on customers' non-binding commitment to purchase a certain volume of Lotus products in the future. Prior to Passport, contract-based sales activity was consummated through the Company's own direct sales force. Under the Passport program, customers are not required to place an initial order; however, they have a specified period of time to purchase against their commitments, and are required to purchase a certain percentage of their total purchase commitment within the first six months. The Company believes that the transition to Passport has initially resulted in a slower-than-expected conversion of customer purchase commitments into actual sales. In addition, because the Passport program is administered through the Company's resellers as opposed to the Company's direct sales force, the Company now relies on reseller sales reports, which increases the time it takes for the Company to learn of customer software installation. Since the Passport program was only recently introduced, the Company can not yet predict the timing or the rate at which purchase commitments will be realized as revenue.

                                   8
_______________________________________________________________________________

                                ITEM 2:
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Results of Operations (continued)

While the Company believes that Passport will strengthen its competitive position and will result in increased sales, the transition to Passport may continue to affect revenue over the next several quarters.
     Factors that could affect the Company's desktop applications revenue over its next fiscal year include the rate at which the DOS market continues to decline, the rate of growth of the Windows market, the market shift from standalone applications to integrated suites and the impact of "Windows 95", the new operating system that Microsoft has announced it will release in 1995. The Company believes that demand in the Windows desktop applications market is shifting from standalone applications to integrated suites and that sales of the desktop suites will continue to account for a growing percentage of all of its Windows desktop applications sales. Consequently, the Company's ability to capture market share for suites will be a critical factor in maintaining and growing desktop revenue. Additionally, the Company anticipates that downward pressure on pricing for Windows applications will continue.
     The Company's communications products and services now include Soft*Switch as well as Lotus Notes, cc:Mail and
consulting  services.  Although  revenue  from   communications
products and services grew significantly and represented 33% of total revenue in the third quarter of 1994 compared to 19% in the third quarter of 1993, the Company believes that third quarter 1994 communications revenue was adversely affected by the Passport program. On a year-to-date basis, communications products and services represented 31% of 1994 revenue compared to 16% for the same prior year period. Increased sales of communications products and services reflect the growing momentum behind workgroup and networked computing. While the Company is not aware of any current significant competition with respect to Notes, which was last updated in May 1993, it anticipates that its competitors will offer competing workgroup computing products in the future.
      Revenue outside the United States declined to 40% of the Company's worldwide revenue for the third quarter of 1994 down from 51% for the same prior year period, primarily due to the significant decline in European revenue. On a year-to-date basis, revenue outside the United States accounted for 48% of 1994 worldwide revenue compared with 51% for the same prior year
period.    The  impact  of  foreign   currency  fluctuations  on
international revenue was insignificant.

     The gross margin percentage was 82% for the third quarter of 1994 as well as for the first nine months of 1994. The gross margin percentage for the third quarter of 1993 and for the first nine months of 1993 was 81% and 79%, respectively. The gross margin improvement is attributable primarily to reduced manufacturing and delivery costs resulting from increased non-physical unit license sales, and material cost reductions.

     The 29% and 19% increase in research and development expense quarter over quarter and year over year, respectively, reflects a constant level of desktop development spending and significantly higher spending associated with the development and enhancement of the Company's communications products. Additionally, higher spending was driven by the acquisition of Soft*Switch in July 1994 and by development efforts to translate and localize products for international markets. International development organizations have continued their efforts to develop products in parallel with U.S. product development, with the goal of achieving simultaneous release of various language versions of new U.S. products. Capitalized software costs for the third quarter of 1994 were $8 million compared with $7 million for the same period in 1993. Year-to-date capitalized software costs were $24 million compared with $19 million for the same period in 1993.

     Sales and marketing expenses grew 8% in both the third quarter of 1994 and the first nine months of 1994 compared with the same 1993 periods. The third quarter 1994 increase largely reflects advertising and promotional program spending for third quarter 1994 product launches of 1-2-3 for Windows Release 5.0,
1-2-3 for DOS Release 4.0, Approach for Windows Release 3.0, point releases of Ami Pro and Freelance for Windows and SmartSuite for Windows Release 3.0. Additionally, the third quarter growth as well as year-to-date growth was driven by the Company's continued investment in its communications business and in SmartSuite. Increased spending on advertising and marketing programs for SmartSuite reflects the market shift from standalone applications to integrated suites. The Company has continued its efforts to attract users transitioning from DOS to Windows and to grow the consulting services business.

                                   9
_______________________________________________________________________________

                                ITEM 2:
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Results of Operations (continued)

     In July 1994, the Company acquired Soft*Switch, Inc. The purchase price consisted of approximately $64.3 million of cash consideration, $8 million of assumed liabilities, and $5.2 million of deferred tax liabilities. A significant portion of the purchase price was allocated to purchased research and development, resulting in a $62.5 million charge to the Company's
third  quarter  1994  operations.  See  Note  E  of  Notes   to
Consolidated  Financial  Statements.  This  charge,  which   is
reflected in other income and expense, is not deductible for  tax
purposes.  Upon the  acquisition, the  Company   initiated
substantial development efforts to make the Soft*Switch EMX products more competitive in a rapidly changing environment. These efforts are focused on the development of the ultimate standalone EMX product and the integration of the underlying EMX technology with Lotus Communications Server, a cross-platform, multi-protocol message server, which is currently being developed by the Company. Development efforts will be concentrated on improving performance, cross-platform functionality, usability, connectivity, systems management and communication protocol layers and are expected to involve extensive rewriting of the code. The Company expects to invest considerable amounts through 1997 to complete and continue development of the ultimate technologies using the purchased research and development.

     In September 1994, the Company acquired Edge Research, Inc.
The purchase price was allocated to purchased research and development resulting in a $5.4 million non-deductible charge to other income and expense in the third quarter of 1994.

     The Company recorded a $9 million restructuring charge to other income and expense in the third quarter of 1994 related to the Company's European operations and to the discontinuance of a product. European restructuring activities include the streamlining of the marketing organization from a product focus to a market segment focus, the centralization of certain finance
and  administration  functions,  and  a   reduction  in   desktop
applications  support  staff.  The  restructuring   activities
resulted in a reduction in force of  approximately 90  positions,
primarily  in the  United Kingdom  and Germany.   The  associated
charge  reflects  severance  costs  and,  to  a  lesser   extent,
facilities abandonment costs. Severance payments made during the quarter were $1.3 million. The charge related to the discontinued product reflects a $1.1 million non-cash write-off of capitalized software due to the decision in the third quarter of 1994 to
discontinue  further  development  and  marketing.   The  Company
anticipates that the restructuring activities will be essentially completed within the next six months and that the likely effects on future operating results will principally consist of a reduction in compensation, facilities and amortization expenses. The Company expects to save approximately $7 million annually over the next several years as a result of the restructuring. The Company does not believe the restructuring will have a material impact on future liquidity.

     Other income and expense also includes interest income and expense and the effect of currency transaction gains and losses. Interest income was higher in the third quarter of 1994 and in the first nine months of 1994 compared with the same prior year periods because of higher average cash and short-term investment balances and higher interest rates. Interest expense declined primarily due to scheduled debt repayments.

     Net income for the three months and nine months ended October 1, 1994, excluding the restructuring and purchased research and development charges, was $7.3 million, or $0.15 per share, and $38.4 million, or $0.79 per share, respectively. Other income and expense in 1993 includes a second quarter charge of $19.9 million for purchased research and development related to the acquisition of Approach Software Corporation ("Approach").
 Net income for the nine months ended October 2, 1993, excluding the charge, was $45.8 million, or $1.04 per share.

     The estimated tax rate for 1994 of 36%, excluding the effect of non-deductible charges for purchased research and development related to the acquisitions of Soft*Switch and Edge, compares with 38% for the third quarter of 1993, excluding the effect of a non-deductible charge for purchased research and development related to the acquisition of Approach. The decrease in the rate reflects benefits derived from the Company's manufacturing operation in Dublin, Ireland.

                                  10
_______________________________________________________________________________

                                ITEM 2:
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Financial Condition

     Cash and short-term investments decreased $28 million during the first nine months of 1994 to $389 million at October 1, 1994. The two primary sources of cash flow were $92 million of cash generated by operations and $34 million in proceeds from the issuance of common stock under the Company's employee stock plans. The Company used a significant portion of the cash for investing and financing activities, including $28 million for the purchase of property and equipment, $28 million for payments for software and other intangibles, $66 million for acquisition payments in the third quarter of 1994 and for a scheduled debt repayment of $28 million in the second quarter of 1994.

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



                                  11
_____________________________________________________________________________

                  PART II. OTHER INFORMATION

                            ITEM 1:

                      LEGAL PROCEEDINGS



     The Company commenced an action on July 2, 1990 in the U.S. District Court in Boston against Borland International, Inc. ("Borland") (Civ. Action No. 90-11662-K), alleging infringement of its copyrights in the Lotus 1-2-3 software program by Borland's "Quattro" and "Quattro Pro" software products. The action against Borland alleges that the "1-2-3 compatible modes" of Quattro and Quattro Pro identically recreate substantial and significant elements of 1-2-3's user interface, including its menu structure and command choices. The action sought an injunction preventing further sale of the infringing products and seeks an award of damages, attorney's fees and costs. On July 31, 1992, the Court found that Borland infringed the Company's copyrights by copying the menu commands, menu command structure, macro language and keystroke sequences of Lotus 1-2-3. On June 30, 1993, the Court ruled in the Company's favor on all remaining liability issues except the Company's claim that the macro "Key Reader" for Quattro Pro for DOS and Quattro Pro for Windows infringes the Company's copyrights in 1-2-3. On August 19, 1993, the Court found that the Key Reader infringed the Company's copyrights, and permanently enjoined Borland from developing, manufacturing or selling versions of Quattro Pro, Quattro Pro SE and Quattro Pro for Windows that include Borland's 1-2-3 compatible modes and/or its Key Reader facility. The Court has scheduled a jury trial to determine the amount of damages Borland owes the Company because of its infringements. On September 10,
1993, Borland filed an appeal from the Court's decision and the permanent injunction pertaining to the infringing products in the United States Court of Appeals for the First Circuit. This appeal was argued before the Court of Appeals on October 6, 1994.

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




                                      12
_______________________________________________________________________________

                  PART II. OTHER INFORMATION

                           ITEM 1:

                 LEGAL PROCEEDINGS (Continued)



     Commencing on June 23, 1994, six complaints were filed in the U.S. District Court, District of Massachusetts, against the Company and various of its officers and directors, captioned "Jefferson Heritage Partners v. Lotus Development Corp., Jim Manzi and Edwin Gillis" (Civ. Action No. 94-11279 (PBS)); "Fecht
v. Jim P. Manzi, Edwin J. Gillis, John B. Landry and Lotus Development Corp." (Civ. Action No. 94-11280 (PBS)); "Cohen v.
Lotus Development Corp., Thomas Lemberg, James Manzi, Edwin J. Gillis, John Landry, Robert Weiler and Robert P. Schechter" (Civ. Action No. 94-11281 (PBS)); "Dollinger v. Lotus Development Corp., Thomas Lemberg, James P. Manzi, Edwin J. Gillis, John B. Landry, Robert K. Weiler and Robert P. Schechter" (Civ. Action No. 94-11291 (PBS)); "Rosenbaum v. Lotus Development Corp., James M. Manzi and Edwin J. Gillis" (Civ. Action No. 94-11303
(PBS)); and "Weisman v. Lotus Development Corp., James M. Manzi and Edwin J. Gillis" (Civ. Action No. 94-11308 (PBS)). Each complaint purports to state a claim for violation of (S) 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, arising out of the alleged non-disclosure by the Company of adverse information concerning its anticipated revenues and earnings for the second quarter of 1994, which ended on July 2, 1994. Each complaint also purports to be brought on behalf of a class of persons who purchased Lotus stock during periods commencing on various dates in April and May 1994 and terminating on June 20, 1994, when the Company made certain public disclosures concerning its anticipated revenues and earnings. The defendants' time within which to respond to each complaint has been extended by stipulation. The Company believes that the allegations of each complaint are without merit and intends to defend these actions vigorously.




                                  13
_______________________________________________________________________________

                  PART II. OTHER INFORMATION

                            ITEM 6:

               Exhibits and Reports on Form 8-K

(a)  Exhibits
     Part I:

          Exhibit 11* - Computation of Primary and Fully Diluted Earnings per
                        Share - page 15

     Part II:

          None.

(b)  Reports on Form 8-K

          None.


___________________

*filed herewith



                       SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LOTUS DEVELOPMENT CORPORATION

                                    (Registrant)



                           By   /s/ Edwin J. Gillis
                                ----------------------------
                                Edwin J. Gillis, Senior Vice President
                                of Finance and Operations
                                (Chief Financial Officer)


                           By   /s/ Lyn L. Benton
                                -----------------------------
                                Lyn L. Benton, Vice President of Finance and
                                Corporate Services and  Corporate Controller
                                (Principal Accounting Officer)

                           Date: November 15, 1994





                                  14
____________________________________________________________________________
                                                                  Exhibit 11
                        LOTUS DEVELOPMENT CORPORATION
                   COMPUTATION OF PRIMARY AND FULLY DILUTED
                              EARNINGS PER SHARE
                     (in thousands, except per share data)

                                                                                     Three Months Ended
                                                                               ---------------------------------
                                                                               October 1, 1994   October 2, 1993
                                                                               ---------------   ---------------
         Net income (loss) ....................................................    ($66,385)          $18,304
                                                                                    =======           =======
         Weighted average shares outstanding during the period  ...............      47,637            43,430
         Common stock equivalent shares  ......................................          --             1,713
                                                                                     ------            ------
         Common and common stock equivalent shares outstanding for
             purpose of calculating primary net income per share  .............      47,637            45,143
         Incremental shares to reflect full dilution  .........................          --               535
                                                                                     ------            ------
         Total shares for purpose of calculating fully diluted
             net income (loss) per share  .....................................      47,637            45,678
                                                                                     ======            ======

         Primary net income (loss) per share  .................................      ($1.39)            $0.41
         Fully diluted net income per (loss) share  ...........................      ($1.39)            $0.40




                                                                                      Nine Months Ended
                                                                               ---------------------------------
                                                                               October 1, 1994   October 2, 1993
                                                                               ---------------   ---------------
         Net income (loss)  ...................................................    ($35,325)          $25,922
                                                                                    =======           =======
         Weighted average shares outstanding during the period  ...............      46,766            42,643
         Common stock equivalent shares  ......................................          --             1,319
                                                                                     ------            ------
         Common and common stock equivalent shares outstanding for
             purpose of calculating primary net income per share  .............      46,766            43,962
         Incremental shares to reflect full dilution  .........................          --             1,066
                                                                                     ------            ------
         Total shares for purpose of calculating fully diluted
             net income (loss) per share  .....................................      46,766            45,028
                                                                                     ======            ======

         Primary net income (loss) per share  .................................      ($0.76)            $0.59
         Fully diluted net income (loss) per share  ...........................      ($0.76)            $0.58



                                 15
_______________________________________________________________________________