Form 10-K
LOTUS DEVELOPMENT CORP
filed 1995-03-30
CIK 711761

===========================================================================
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

           X        Annual Report Pursuant to Section 13 or 15(d)
        --------  of the Securities Exchange Act of 1934

             For the Fiscal Year Ended December 31, 1994 or

        ________    Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

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

          55 Cambridge Parkway, Cambridge, Massachusetts 02142
          ----------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                             (617) 577-8500
                    -----------------------------------
          (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:  None
     Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, par value $.01 per share
                    Preferred Share Purchase Rights
                          (Titles of classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of
the Form 10-K or any amendment to this Form 10-K. [     ]

The aggregate market value of the voting stock held by non-affiliates of the registrant
              as of  February 25, 1995 was $1,997,401,273.

The number of shares outstanding of the registrant's common stock as of
                   February 25, 1995 was 48,196,026.

                  DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the 1994 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV.
     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual
   Meeting of Shareholders to be held May 2, 1995 are incorporated by reference into Part III.
===========================================================================


                    LOTUS DEVELOPMENT CORPORATION

                     1994 FORM 10-K ANNUAL REPORT

                           TABLE OF CONTENTS



                                PART I
Item 1.     Business ...............................................  1
Item 2.     Properties ............................................. 15
Item 3.     Legal Proceedings ...................................... 16
Item 4.     Submission of Matters to a Vote of Security Holders .... 16

                                PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholders Matters ................................... 17
Item 6.     Selected Financial Data ...............................  17
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...................  17
Item 8.     Financial Statements and Supplementary Data ...........  17
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ...................  17

                                PART III
Item 10.    Directors and Executive Officers of the Registrant ....  18
Item 11.    Executive Compensation ................................  19
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management ............................................  19
Item 13.    Certain Relationships and Related Transactions ........  19

                                PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K ...........................................  20

Signatures  .......................................................  25

______________________________________________________________________________

                                 PART I

  Item 1.   Business

                               GENERAL

       Lotus Development Corporation (the "Company" or "Lotus") was incorporated in Delaware in April 1982. The Company and its subsidiaries are engaged in the development, manufacture, licensing, marketing and support of software products and services that meet the evolving technology and business application requirements of individuals, work groups and entire organizations.


       The Company's products and services consist of desktop applications products and communications products and services. Desktop applications products include SmartSuite (an integrated applications suite), 1-2-3 (spreadsheets), Ami Pro (word processing), Freelance Graphics (presentation graphics), Lotus Approach (end-user database), and Lotus Organizer (personal information management). Communications products and services include Lotus Notes (workgroup computing), cc:Mail (electronic mail), Soft*Switch (electronic mail switching), support and consulting services. Additionally, the Company is currently developing public network and inter-enterprise products that will further extend the reach and accessibility of Lotus Notes.

       Lotus' software products and its support and consulting services reflect the Company's understanding of the ways in which individuals and businesses work together to become more productive. Lotus' applications allow information to be accessed and communicated within and beyond organizational boundaries. The Company markets its products in more than 80 countries worldwide and provides numerous support and consulting services.

       Lotus' initial product, Lotus 1-2-3, was shipped in January 1983. 1-2-3 is a software product that combines spreadsheet, database and graphing capabilities into a single program for use with most personal computers. According to industry reports, soon after its introduction, 1-2-3 for DOS became the personal computer software industry's best selling business applications software product. Since its release in 1983, 1-2-3 has been continually updated to incorporate new technological advances, increased functionality, ease-of-use features, and compatibility with major operating system and hardware platforms. By the end of 1994, the Company had shipped approximately 18.4 million units of 1-2-3.

       The Company has added to its established spreadsheet products in an effort to build a strong presence in each of the predominant desktop applications categories. Lotus has acquired and subsequently enhanced the technology that forms the basis of its Freelance Graphics, Ami Pro, Lotus Approach and Lotus Organizer products. In 1992, the Company introduced SmartSuite, an integrated suite of the Company's desktop applications.

       The Company introduced Lotus Notes in 1990 and acquired cc:Mail, Inc. in 1991 to position itself to capitalize on the trend toward networked computing, information sharing and organizational computing. Notes has been widely acclaimed for its ability to enable workgroups to access, track, share, route and organize information across diverse computing platforms and geographical boundaries. Notes is the pre-eminent client-server product for developing and deploying groupware applications, including those found in customer service, sales and account management and product development. Notes and cc:Mail have established the Company as a leader in PC-based communications software. The Company has also integrated Notes with its desktop products to enable them to take advantage of workgroup computing environments. As of December 31, 1994, there were approximately
  1.35 million Notes users and approximately 6.5 million cc:Mail users.

       In an effort to continue to expand its communications business, Lotus completed several key acquisitions in 1994. In recognition of the importance of Notes to the Company's communications business, the Company acquired Iris Associates, Inc., the original developers of Notes, in May 1994. The July 1994 acquisition of Soft*Switch, Inc. ("Soft*Switch") reflects the Company's efforts to add to and improve its communications products by incorporating Soft*Switch's technology, which consists primarily of electronic mail message switches that link disparate messaging systems. The Company believes that as the Notes installed base grows and more corporate Notes users develop complex and mission critical workgroup applications, the need for Notes application tools and developers will grow. The Company's September 1994 acquisition of Edge Research, Inc. ("Edge"), a supplier of application development tools for Notes, reflects the Company's commitment to enhancing the programmability of Notes.

       The Company has developed and adopted cross-product standards for most Lotus products that enhance user value in areas such as user interface design, database access methods, international character sets, networking, mail-enabling and customization. When appropriate, the Company has worked with other major software and hardware companies to develop these standards. Furthermore, as networked computing environments continue to become more prevalent, the Company has focused on providing customers with communications products capable of being used across a broad range of hardware systems and operating environments. This provides customers with the ability to share information easily among users, to move users more readily between computing platforms and to exercise greater flexibility in selecting computing environments. The Company believes this approach is of significant value to customers because it preserves their existing investment while allowing them to take advantage of new technologies. The Company also believes this approach is necessary to maintain its competitive position. See "Competition".


                        PRODUCTS AND SERVICES

  Desktop Products

  SmartSuite

       The Company packages its desktop applications in various product combinations or suites under the registered trademark "SmartSuite". Each of the applications in SmartSuite is closely integrated and shares common user interface elements, including a consistent menu structure, common Lotus "SmartIcons" buttons, a live status bar and one click access to menu items, including context-sensitive Help. SmartSuite was the first group-enabled suite to include mail-enabling and features that facilitate collaborative work.

       In August 1994, the Company shipped SmartSuite for Windows Release 3.0, which consists of Lotus' highly-rated desktop applications, including Lotus 1-2-3 for Windows Release 5.0, Lotus Ami Pro for Windows Release 3.1, Freelance Graphics for Windows Release 2.1, Lotus Approach for Windows Release 3.0 and Lotus Organizer Release 1.1. Each application in the Suite has been updated in 1994 to increase its integration with Notes, cc:Mail
  and other electronic mail systems.   The Company shipped
  SmartSuite for Windows Release 3.1 in February 1995 to include Organizer Release 2.0, the enhanced version of Organizer that was commercially released in December 1994.

       In May 1994, the Company shipped SmartSuite Release 1.1 for OS/2, which includes 1-2-3 Release 2.1 for OS/2, Freelance Graphics Release 2.1 for OS/2, Ami Pro 3.0a for OS/2 and cc:Mail for OS/2 Workplace Shell 1.0. This suite leverages OS/2 's versatile drag-and-drop functionality, faster navigation, multitasking and 32-bit memory management to increase user productivity and application usability. In March 1995, the Company shipped SmartSuite Release 2.0 for OS/2, which includes enhanced versions of Ami Pro and cc:Mail for OS/2 Workplace shell.

  Products Under Development - The Company is currently developing enhanced versions of SmartSuite for the Windows, for the "Windows 95", a new operating system that Microsoft Corporation
  ("Microsoft") has announced it will release in 1995, and for the OS/2 operating system platforms.

  Spreadsheet  Products

        The Company's spreadsheet products are designed to deliver performance, usability, innovation, integration with other Lotus applications and workgroup enabling features. 1-2-3 is currently available across all of the most popular hardware and operating platforms, including Windows, OS/2, DOS, UNIX and Macintosh. As of December 31, 1994, versions of 1-2-3 were available in approximately 27 different languages.

       In July 1994, the Company shipped 1-2-3 for Windows Release 5.0, which provides users with enhanced usability, increased productivity and advanced workgroup capabilities. Lotus has designed this product with intuitive access to all of its functions and features to make it easier to create, present and maintain spreadsheets, while maintaining full compatibility with previous releases of 1-2-3. The enhanced usability features ease the completion of everyday spreadsheet tasks. The enhanced database capabilities allow users to create forms, reports, crosstabs and mailing labels directly from 1-2-3 data through integration with Lotus Approach. 1-2-3 for Windows Release 5.0 incorporates an array of powerful data analysis and programming tools to maximize users' productivity and permits users to collaborate while working within the product. The product has a consistent look and feel with Lotus' other Windows applications through the use of shared components such as "SmartIcons" buttons, Smart Status bar and a common user interface. The product also includes a new Lotus Maps feature, an integrated mapping tool to show and analyze geographical spreadsheet data. There are also several new formula functions to perform calendar, financial and mathematical calculations. Release 5.0 also retains the unique Version Manager function introduced in Release 4.0, which allows individuals and workgroups to better manage what-if analysis, track modifications to spreadsheets and effectively share spreadsheet data.

       In July 1994, Lotus introduced 1-2-3 for DOS Release 4.0, a major upgrade to its leading DOS spreadsheet, which delivers powerful new functionality and graphical ease of use. The product retained all the powerful features of prior releases and now includes a Version Manager and an integrated mail enabling feature that allows users to mail spreadsheet files electronically without leaving 1-2-3. Other key upgrade features include QuickStart tutorial, a Spell Checker, a Cell Notepad, which allows users to attach a comment to any spreadsheet cell, and a Column Fit-Widest command for instantly adjusting column widths. The Company's DOS spreadsheets combine an interactive WYSIWYG ("what you see is what you get") display and the ability to turn analyses into presentation quality output with powerful analytic capabilities.

       Lotus introduced 1-2-3 for OS/2 Release 2.1 in May 1994.
  This version of the spreadsheet allows users to exploit OS/2's Workplace Shell graphical environment and 32-bit technology, providing users with significant usability and productivity gains through features such as drag-and-drop editing, faster navigation, quicker screen refresh and multi-threading. 1-2-3 for OS/2 delivers three-dimensional capabilities, Solver and BackSolver advanced goal-seeking tools, and external data access capabilities through DataLens.

  Products Under Development - The Company is currently developing enhanced versions of 1-2-3 for the Windows, Windows 95 and OS/2 operating system platforms.

  Presentation Graphics Products

       The Company's presentation graphics product, Freelance Graphics, is designed to facilitate the creation, display and sharing of graphical information, including data generated or manipulated by Lotus 1-2-3. Freelance Graphics provides a comprehensive set of graphics capabilities including bullet charts, flexible drawing and editing tools, powerful charting, and the ability to quickly and easily create presentations. Lotus currently markets Windows, OS/2 and DOS versions of Freelance Graphics.

       In July 1994, the Company began shipping Freelance Graphics for Windows Release 2.1. This release provides strong support for workgroup applications and allows tight integration with Notes.
  It also includes enhanced task-oriented SmartMaster presentation styles for such frequent tasks as weekly meetings, proposals and project updates. It includes a range of international and industry-specific SmartMaster designs and the ability to develop custom SmartMaster page layouts and prompts. The product now includes more than 101 different presentation styles, giving users a comprehensive selection of styles for their presentation needs.

       In April 1994, the Company also began shipping Freelance Graphics for OS/2 Release 2.1. This version brings the features of Freelance Graphics for Windows to the OS/2 operating platform. In addition to SmartMasters and other presentation management features, Freelance Graphics for OS/2 provides complete charting capabilities, extensive drawing and editing tools and seamless integration with 1-2-3.

       The Company also sells Freelance Graphics for DOS Release
  4.0. Key features include a graphical WYSIWYG working environment, a customized outliner, enhanced presentation management tools, charting capabilities and master presentation backgrounds.

       The Company also sells SmartPics for Windows, an extensive clip-art library with browser for Windows applications. With more than 2,000 pieces of quality artwork, SmartPics is designed to provide users with a fast and easy means of adding memorable visuals to Windows documents and presentation materials.

       The Company offers versions of Freelance Graphics in 16 different languages.

  Products Under Development - The Company is currently developing enhanced versions of Freelance Graphics for the Windows, Windows 95 and OS/2 operating system platforms.

  Word Processing Products

       The Company's principal product offering in the word processing market, Ami Pro, provides desktop publishing functionality and graphics capabilities for personal computers and local area networks.

       Ami Pro for Windows Release 3.1, which was shipped in August 1994, combines now-common features, such as a thesaurus, a spell checker and interactive drawing and charting capability, with advanced functionality and ease-of-use. Ami Pro pioneered the use of "SmartIcons" buttons for single-click access to menu commands and includes fast format, drag-and-drop text editing, automated envelope printing, document and style sheet viewers, and a clean screen option. Ami Pro enables users to share data and functionality across all desktop applications included in the Company's suite. Release 3.1 works together with Notes to provide document tracking and database management for workgroups. The Document Sharing Application offers a quick and powerful tool that leverages Notes replication, security and notification services as well as its support for mobile access. Also new to Ami Pro for Windows 3.1 is a mail memo front end to cc:Mail and Notes, which enables users to create, send and reply to mail memos using Ami Pro as the mail memo editor.

       In July 1994, Lotus shipped Ami Pro 3.0a for OS/2, which takes advantage of OS/2's multi-threading power and delivers seamless integration with the OS/2 Workplace Shell. Ami Pro 3.0a for OS/2 supports IBM's OS/2 programming language and features integration between system and application macros.

       The Company offers 24 different language versions of its word processing products.

  Products Under Development - The Company is currently developing enhanced versions of Ami Pro for the Windows, Windows 95 and OS/2 operating system platforms.

  Database Management Products

       In June 1993, Lotus acquired Approach Software Corporation, a developer of end-user relational database applications for the Windows environment. Lotus Approach for Windows makes it easy to create standalone applications and manage and report on information. The product, based on client/server technology, consists of three components: a graphical user interface, a relational layer and a series of data-access engines called PowerKeys. PowerKeys enable users to connect directly to Oracle SQL, Microsoft and Sybase SQL Server, DB2, FoxPro, Paradox, dBase and ODBC compliant databases. This feature provides users with quick access to data anywhere on a network without any conversion or intermediary file and with the ability to mix data from multiple file formats into single form or report.

       In July 1994, Lotus shipped Approach Release 3.0 for Windows, which offers more than 200 new features, including new strides in database usability. This product was designed for general purpose business users who do not view themselves as database programming experts. Approach enables users to complete common business tasks such as printing mailing labels, creating and distributing reports and charts, completing forms and performing analysis using crosstabs. Approach combines genuine ease of use with relational power and superior data access. The product also provides tight integration and shares a common look and feel with Lotus' other Windows products.

       The Company offers 16 different language versions of Approach.

  Products Under Development - The Company is currently developing enhanced versions of Approach for the Windows and Windows 95 operating system platforms.

  Personal Information Management Products

       Lotus Organizer is a Windows-based personal information management product that employs Lotus' core product features, such as "SmartIcons" buttons and mail-enabling. Organizer's personal calendaring technology is designed to allow workers in different groups, departments or locations to automate and expedite the process of collaborative scheduling and communications, thereby improving organizational productivity. Organizer facilitates integrated calendaring, daily planning and organization, time management, referencing and updating of contact lists, and random note taking.

       In December 1994, Lotus shipped Organizer 2.0 for Windows, which includes major enhancements to its personal and workgroup functionality. There are more than 100 new customer-driven features and robust group scheduling support for Notes and cc:Mail, such as the ability to retrieve individual names from an organization's cc:Mail directory or Notes Name and Address Book when scheduling a meeting. The advanced Organizer 2.0 scheduling engine also permits repeating group meetings to be scheduled, not only on a regular daily, weekly or monthly schedule, but also according to a user-defined, customized repeating schedule (e.g., the third Thursday of every month).

       The Company offers 21 different language versions of Organizer.

  Products Under Development - The Company is currently developing enhanced versions of Organizer for the Windows, Windows 95 and Macintosh operating system platforms.


  Communications Products and Services

       In addition to Notes and cc:Mail, Lotus' communications products now include Lotus Messaging Switch ("LMS") (formerly Soft*Switch EMX) and Soft*Switch Central. This set of communications products takes advantage of network computing to boost organizational effectiveness and improve communications across multiple network operating systems, hardware platforms and personal computer operating systems. These products also provide the underlying messaging and shared document database layers for the deployment of enterprise-wide shared information applications. In addition, the Company offers various types of support and services, primarily related to its communications products.

  Lotus Notes

       Notes, the Company's workgroup computing product, increases productivity by enabling users to create, store, route and access shared information across networked personal computers. The product addresses the needs of workgroups, such as those in corporate, educational and governmental environments, to share information simultaneously at different locations and across different technologies. The key to simultaneous information-sharing is a procedure called replication, by which Notes copies information from computer to computer throughout a network. Notes is used for three basic categories of applications: disseminating information, such as news or reference materials; routing information, such as mail messages or forms; and enabling interactive applications, such as discussions, project control or tracking systems. Customer installations range from multinational companies, which use several thousand copies of Notes, to very small workgroups focused on solving a particular business problem.

       In the second half of 1994, the Company shipped Notes Release
  3.2 for the Windows, Windows NT, OS/2, Macintosh, UNIX HP-UX, UNIX SCO, UNIX-AIX and Sun Solaris operating system platforms. These versions incorporate various ease-of-use features, including full-text search, Automatic Document Versioning, Lotus "SmartIcons" buttons, and a graphical installation program. Notes Release 3.2 also includes a built-in Customer Service Application, designed to improve customer service operations by providing efficient access to information and reduced time-to-action. Twenty-five additional Notes template and example files are also included.

       Notes features Notes Field Exchange ("Notes/FX"), an integrating technology developed by Lotus, that allows users to exchange data between Notes and desktop applications and provides the ability to bi-directionally share field level information. This integration offers the ability for Notes and desktop tools to function as if they were designed to be part of the same application. The Notes/FX technology improves organizational productivity through group collaboration and gives users the ability to share information from applications with other users. SmartSuite Release 3.0 includes updated Notes/FX 1.1 technology as one of the suite's key enhancements.

       The Company has developed companion products with partner companies to extend the capabilities of Notes. In October 1994, Lotus shipped Lotus Notes: Document Imaging ("LN:DI") Release 2.5, a product which allows users to scan textual and graphical documents into Notes so that they may be searched and edited.
  This release provides support for color and grayscale document images and enables users to scan, view and print color images. Lotus Phone Notes, shipped in March 1994, enables callers to access Lotus Notes applications from touch-tone telephones.

       In addition, the Company has developed workflow automation and application development tools for its Notes and cc:Mail products. Lotus Forms Version 1.0, which shipped in June 1994, is electronic forms software that automates paper-based business processes by designing, routing and tracking forms on Notes, cc:Mail and Microsoft Mail. Lotus Notes ViP, which shipped in June 1994, allows developers to create client/server applications in a visual programming environment.

       These companion products and management and development tools, among others, are currently available on the Windows operating system platform. The Company is considering extending development of the companion products and development tools to additional operating system platforms.

       The Company offers 15 different language versions of Notes.

  Products under development - The Company is currently developing enhanced versions of Notes for the Windows, Windows 95, Windows
  NT, OS/2, Macintosh and UNIX operating system platforms.
  Additional Notes companion products and development tools are also currently under development.

  NotesSuite

       In November 1994, Lotus introduced NotesSuite, which combines SmartSuite for Windows, a Notes client and the NotesSuite Application Collection. The NotesSuite Application Collection is a set of production-quality Notes applications that integrate Notes and SmartSuite desktop applications to provide solutions for document-sharing and business process management and to provide access to information available through third-party news and information services. NotesSuite transforms familiar desktop tools used for individual tasks into workgroup collaboration tools by allowing organizations to easily distribute, share and consolidate information. All versions of NotesSuite work with the server platforms already supported by Notes.

  Products under development - The Company is currently developing enhanced versions of NotesSuite for the Windows and Windows 95 operating system platforms.

  cc:Mail

       cc:Mail is a highly-rated, comprehensive LAN-based electronic mail and messaging system. cc:Mail is available on more platforms today than any other LAN-based mail system, including local and remote DOS, Windows and Macintosh, and local OS/2 and UNIX, as well as all major LANs. The product provides transparent connectivity to all major public and private electronic mail systems and facsimile machines worldwide. It also supports wireless computing and other mobile platforms.

       The Company believes that electronic mail will continue to represent a substantial opportunity in the software industry over the next several years and that cc:Mail and Lotus' other distributed communications products put Lotus in a position to capitalize on the anticipated growth of electronic mail in networked computing environments. The Company also believes that because electronic mail has the potential for greater desktop penetration in organizations than any other application, cc:Mail products provide Lotus with an added opportunity to introduce customers to Notes as well as the Company's entire suite of desktop products, which are well integrated with cc:Mail.

       The Company shipped Lotus cc:Mail View in December 1994. cc:Mail View gives system administrators a detailed graphical display of their cc:Mail e-mail network, alerts them should an exception condition occur and provides charts showing message system statistics. The product allows administrators to visualize the status of messaging system components on a wide-area network from any location in the world.

       The Company offers 21 different language versions of cc:Mail.


  Products under development - The Company is currently developing enhanced versions of cc:Mail for the Windows, Windows 95, DOS, Macintosh and OS/2 operating system platforms.

  Lotus Messaging Switch

       As a result of the Soft*Switch acquisition in July 1994, the Company began shipping the then-current version of LMS (1.2 patch
  3), a UNIX-based multi-protocol messaging switch that links disparate electronic messaging systems. LMS is an open architecture product designed to switch messages through a local area network to other domains or networks using an X.400 message transport service. LMS is sold as a network appliance and comes with hardware and software that plug into the network. LMS runs on Data General AViiON hardware using Data General's DG/UX operating system. LMS provides standards-based connectivity, electronic mail network management and mail-enabled applications that add value to customers' expanding electronic mail networks.

  Products under development - The Company is currently developing significantly enhanced versions of LMS.

  Soft*Switch Central

       Also as a result of the Soft*Switch acquisition, the Company began shipping Soft*Switch Central Version 4.3, a mainframe-based enterprise network switch used to link disparate electronic messaging systems. Soft*Switch Central integrates organizations' mainframe, midrange and local area network messaging systems, including those based on standard protocols such as X.400 and the Internet's Simple Mail Transfer Protocol ("SMTP"). Soft*Switch Central runs on IBM and compatible mainframes with the MVS or VM operating system.

  Products under development - The Company is currently developing an enhanced version of Soft*Switch Central.

  Lotus Notes/cc:Mail Communications Server ("CommServer")

       The Company is currently developing CommServer, a technology that was formerly referred to as the Lotus Communications Server, or LCS. CommServer will present Notes and cc:Mail customers with a single and flexible enterprise-scale back end, thereby providing integration of the Notes and cc:Mail environments with common management, directories and administration. CommServer will be a bundled product that will include the Notes Version 4.0 server and the cc:Mail Connector for connectivity to cc:Mail file-sharing subnetworks. CommServer will include a cc:Mail Router backbone, native X.400 and SMTP connectivity and high function management. Over time, CommServer and enhanced versions of LMS will be integrated to provide connectivity and integration with other third-party legacy and messaging systems.

  Support, Services and Education

  The Company's support, education and services offerings include technical support, consulting, education and training and research.

  Technical Support
       The Company's worldwide technical support organization provides product support programs to help users get the most out of their purchases of Lotus products. The Company hires individuals with product expertise and provides them with tools, continuous product education and training and processes to deliver quality support. Support programs range from free warranty support to various fee-based offerings.

  Lotus Consulting
       Founded in 1990, Lotus Consulting is a worldwide professional services organization. Lotus Consulting provides business process and technology services to Lotus' major commercial and government customers. Lotus Consulting focuses on delivering effective business solutions based on Lotus technology, most notably Notes. Lotus Consulting also works with third party business partners and value added resellers to develop solutions for its customers.

  Lotus Education
       Lotus Education is a worldwide organization dedicated to providing consistent, high-quality training and education programs to users of Notes, cc:Mail and the full range of Lotus desktop products. Lotus Education programs range from those that have been developed for technical professionals who want to upgrade or expand their skills to end-users who want basic training in Lotus products.

  Lotus Institute
       Lotus Institute was formed by the Company as a research and executive education endeavor. Its mission is to help customers achieve optimal performance by identifying and delivering analysis on emerging organizational, technological and business trends. Through its work with affiliated partners, industry thought leaders, business schools and researchers, the Institute offers its customers specific methods, knowledge and applied research to help them achieve their business goals.


  Public Networks and Inter-Enterprise Computing

       In 1994, the Company launched a third business area which it has named public networks and inter-enterprise computing. This business, which is in its start-up phase, has been established to help organizations share information from both within and between enterprises. In March 1994, Lotus and AT&T announced an agreement which forms the foundation of this new business. The agreement calls for Lotus to develop and AT&T to market a product known as AT&T Network Notes. This product, which is currently under development, is intended to provide businesses with access to a cost-effective, secure and reliable client/server computing platform over AT&T public networks without the costs of supporting and staffing their own private networks. The Company believes that this product will be appropriate for use by small workgroups as well as large worldwide enterprises. In addition, AT&T Network Notes will create new opportunities to provide business information and conduct business transactions over public electronic networks. The Company expects that AT&T Network Notes will become available in 1995.

       There has been explosive growth in the use of the public Internet for messaging and information distribution - a trend that the Company expects will continue. In January 1995, Lotus announced plans to develop InterNotes, a new group of products that will integrate Notes with popular Internet applications such as the World Wide Web ("WWW") and Usenet News. The first two products in the InterNotes product group will be InterNotes Web Publisher and InterNotes News. The InterNotes Web Publisher is intended to enable users to publish public information created in Notes on the WWW for access by NCSA Mosaic, Netscape or other WWW browsers. InterNotes News is intended to provide Notes users with seamless, bi-directional access to the Internet Usenet from Notes. Lotus expects to ship these two InterNotes products in 1995.

                         PRODUCT  DEVELOPMENT

       The computer software industry is characterized by rapid technological change, which requires a continuous high level of expenditures for enhancing existing products and developing new products. The Company's product development activities are focused on delivering organizational productivity to its customers through its suite of desktop applications and communications products. Key development objectives of the Company include tightening integration across applications, furthering the networking and communications capability of all of its products, making applications more customizable and introducing more of its products to the growing portable computing market.

       Most of the Company's software products are developed internally. The Company believes that a crucial factor in the success of a new product is getting it to market quickly to respond to users' needs or technological advances, without compromising product quality. Strategic acquisitions and relationships have focused on acquiring base technology to accelerate time-to-market in the areas of communications, end-user databases, personal information management and word processing.

       Lotus' U.S. development organizations are located in Cambridge, Massachusetts; Atlanta, Georgia; Mountain View, California; Wayne, Pennsylvania; and Westford, Massachusetts. The Company supplements its U.S.-based development activities with product development organizations in Ireland, England, Singapore and Japan that primarily produce localized versions of Lotus products and provide third-party support for existing products. Foreign development efforts are aimed at modifying products to permit operation in different natural languages, adding features that are tailored to local markets, and supporting hardware platforms and operating systems that are prevalent outside the U.S.

       During the years ended December 31, 1994, 1993 and 1992, research and development costs charged to operations were $158.7 million, $126.9 million and $118.3 million. In 1994, the Company charged $67.9 million to operations for purchased research and development related to the acquisitions of Soft*Switch and Edge. In 1993, the Company charged $19.9 million to operations for purchased research and development related to the acquisition of Approach Software Corporation. Additionally, the Company capitalized internal software development costs and acquired technology intangibles of $55.1 million, $32.8 million and $43.6 million in 1994, 1993 and 1992.

      New product development schedules are difficult to predict, because software development, quality assurance testing and debugging are complex processes that often take longer than expected. Accordingly, although the Company estimates the shipment dates of proposed new products for internal purposes, such estimates are subject to frequent adjustment based on the Company's own periodic assessments of its progress in the development process. The Company has from time to time experienced product delays; however, it believes that its experience has been comparable with that of other companies in the software industry. No assurance can be given that any of the development projects referred to in the "Products and Services" section will be successful or that any announced shipping dates for new products will be met. See "Issues and Risks" on pages 7-9 of the Financial section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (the "1994 Annual Report to Shareholders"), which is incorporated herein by reference. A copy of the 1994 Annual Report to Shareholders has been filed as Exhibit 13 to this Form 10-K.

                         MARKETING AND SALES

       Lotus sells its products through four principal channels of distribution: the reseller channel, value added resellers
  ("VARs"), directly to end users and through original equipment manufacturers ("OEMs").

       The reseller channel is Lotus' principal means of distribution and consists of distributors and resellers. To facilitate sales through this channel and provide a high level of sales support and product coverage to resellers and large corporate accounts, the Company has dedicated account teams to manage these business relationships. In addition, the Company has sales representatives who work directly with strategic end-user customers to generate large volume contracts. These volume contracts are consummated by the Company's resellers through the Passport program, a sales program launched in May 1994 that is intended to facilitate and simplify volume purchases by corporate customers on a worldwide basis. Under the Passport program, the Company's resellers offer discounted worldwide pricing to end-user customers based on customers' cumulative program purchases or their non-binding commitments to purchase certain volumes of Lotus products in the future.

       The Company has also established a network of business partners who provide networked computing solutions and services to their customer bases.

       In some instances, the Company sells its products directly to end-users. However, the Passport program was designed to increase sales through the reseller channel and consequently will decrease such direct sales. The Company also engages in direct marketing programs focused on end-users, primarily for upgrade product versions.

       Lotus has an OEM sales channel to sell its products to PC manufacturers. Lotus' aim is to seed new products and technology to first time users and to PC buyers who may not have otherwise purchased these products on a standalone basis.

       At December 31, 1994, Lotus maintained 91 sales offices throughout the world. In North America, there were 43 sales offices with a sales and sales support staff of approximately 620. The Company also has a direct presence in countries throughout Europe, the Middle East, South America, Central America, Asia, Africa, Japan and the Pacific Rim. Lotus maintained 48 foreign sales offices in 37 countries with a sales and sales support staff of approximately 440. In countries where the Company has not established a presence of its own, it sells its products through authorized distributors. In addition, the consulting services business employed approximately 190 consultants worldwide at December 31, 1994.

       The Company believes that the loss of a major distributor could have an adverse effect on its financial results in a given quarter. However, the Company does not believe that the loss would have a materially adverse effect on its overall operations as the Company believes there are a number of other distributors through which the Company could sell its products. Lotus offers various credit terms to its resellers and distributors that it believes are typical for the personal computer software industry. The Company's practice is to ship its products promptly upon receipt of purchase orders from its customers and, as a result, backlog is not meaningful. Ingram Micro accounted for 13% of worldwide sales in 1994. Two of the Company's distributors, Ingram Micro and Merisel, accounted for 12% and 11% of worldwide sales in 1993. No one customer was responsible for more than 10% of worldwide sales in 1992.

       The Company continues to maintain its worldwide customer support organization, which now numbers more than 830 people. The Company's aim is to globally manage its support organization to provide consistently high quality support around the world. Support is an important part of Lotus' product offerings and will continue to play a key role in delivering organizational productivity, particularly to the Company's communications customers.

       Sales to unaffiliated customers in the North America, Europe/Other and Asia Pacific regions were $542.4 million, $255.3 million and $173.0 million in 1994, $527.5 million, $304.0 million and $149.7 million in 1993 and $490.2 million, $293.9 million and $116.0 million in 1992. U.S. export sales were not material in 1994, 1993 and 1992. Additional information with respect to foreign and domestic operations may be found in Note M on pages 23-24 of the Financial Section of the 1994 Annual Report to Shareholders, which is incorporated herein by reference.


                    MANUFACTURING AND DISTRIBUTION

       The Company has principal manufacturing and distribution facilities in North Reading, Massachusetts; Dublin, Ireland; and Singapore. The Massachusetts facility manufactures products sold in North, South and Central America. The Ireland facility principally manufactures products that are sold by the Company's European, African and Middle Eastern subsidiaries and branches. The Singapore facility manufactures products that are sold by the Company's Japanese, Australian and other Asian subsidiaries and branches.

       The Company's manufacturing operations involve the duplication of diskettes, assembly of purchased parts and fulfillment of product. The chief raw materials and components used include diskettes and printed text. Raw materials for the Company's products are in adequate supply and available from a number of alternative suppliers. At present, the Company does not anticipate difficulty in securing the raw materials it will require in connection with its operations. The Company believes that its inventories are adequate to meet the expected demand.


                             COMPETITION

       The personal computer industry, in both the hardware and software segments, has been subject to rapid change, which can be expected to continue. The applications software business is highly competitive. The Company's products compete with software products offered by major independent software companies, such as Microsoft and Novell, Inc. ("Novell"), which have greater resources than that of the Company. In addition, certain products offered by the Company are directed at operating environments or business applications in which these companies were early entrants and enjoy significant product acceptance and market share.

       As consolidation in the software industry continues, the Company believes that it must offer an integrated suite of desktop applications in order to be competitive. The desktop suite magnifies the effects of competition in the desktop applications market, since the popularity of one major product in a suite may drive the sale of the entire suite and may enable the software publisher to occupy the buyer's entire personal computer "desktop." The Company expects that sales of its desktop suites will continue to account for a growing percentage of its Windows desktop sales. In late 1994, desktop suites began to surpass aggregate sales of individual standalone Windows desktop applications.

       The Company was an early entrant into the market for software designed to facilitate workgroup computing and believes that its offerings in this category, Notes and related products, are the leading products in the category. While the Company does not believe that competition is currently a significant factor in the workgroup computing market, several competitors, including Microsoft and Novell, have announced their intentions to enter into this market. Workgroup computing is an emerging technology and, as such, is subject to rapid changes. There can be no assurance that Notes will continue to gain market acceptance as increased competition brings new products and new technology to the marketplace for workgroup computing.

       Similar to the market for desktop applications, the market for LAN-based e-mail products is highly competitive. Sales of cc:Mail, the Company's LAN-based e-mail product, have grown over the last few years, but the rate of growth slowed in 1994 due to increased competition from Microsoft and a decline in the rate of growth of the LAN-based e-mail market.

       The principal considerations for purchasers of personal computer applications software include product reliability and performance, compatibility with presently owned hardware and software, ease-of-use, functionality, price, availability across multiple operating environments, network capability, workgroup enabling, the degree of integration across applications, vendor reputation, and quality of support and training services. The Company also believes that demand for the Company's products is indirectly linked to the demand for new personal computers for business use, particularly in the case of desktop applications.

       Competition in the Company's industry has intensified with greater marketing program activities, increased discounts, low-priced upgrades and special prices on introductory product offers and multi-product purchases. Competitors' marketing efforts also include price offers, including competitive upgrades, targeted at Lotus customers through direct mail telemarketing and in-channel promotions.

       The Company also competes with other companies in the personal computer applications software market for resellers and other product distribution channels. In addition to the factors listed above, the principal considerations for resellers and distributors in determining which products to offer include profit margins, marketing programs, product support and service and credit terms.

       Additional factors with respect to competition as well as other factors that could affect the future outlook of the Company may be found in the section captioned "Issues and Risks" appearing on pages 7-9 of the Financial section of the 1994 Annual Report to Shareholders. Such information is incorporated herein by reference.


                   PRODUCT AND TRADEMARK PROTECTION

       The Company regards its applications as proprietary and attempts to protect them by relying upon copyrights, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosure and transferability that are incorporated into its agreements with other parties. In cases where, despite these protections, others have unlawfully attempted to copy aspects of the Company's products or otherwise obtain information which the Company regards as proprietary, the Company has taken action to enforce its legal rights. Moreover, the Company actively seeks to enforce its intellectual property rights in countries around the world against the unauthorized duplication of its products by end-users and resellers. See "Legal Proceedings".

       The Company also believes that certain of its trademarks have significant value. The Company seeks to protect its trademarks by complying with applicable legal notice requirements and, where the Company deems it is advisable, through registration with the U.S. Patent and Trademark Office and similar governmental authorities in other jurisdictions. The Company has taken action to enforce its legal rights in cases where others have used infringing marks or filed infringing marks for registration.

                              EMPLOYEES

       At December 31, 1994, the Company employed 5,522 people, of which 1,811 were outside the United States. Of the total, 1,601 employees were in product research and development, 2,840 in sales, marketing and support, 502 in manufacturing, and 579 in finance, information systems and administration. As necessary, the Company supplements its regular employees with temporary and contract personnel. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development and its future success. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its employee relations are favorable.

  Item 2.  Properties

       The Company has two principal office facilities located in Cambridge, Massachusetts. The Lotus Development Building (260,000 sq. ft.) houses the Company's corporate domestic sales and marketing organizations in addition to its corporate headquarters' staff. The Company has occupied space in this building since 1985. During 1994, a new eleven year lease was negotiated with an option to renew for five years.

       The Company's Rogers Street facility (265,000 sq. ft.) is located adjacent to the Lotus Development Building in Cambridge. The building is owned by the Company and is occupied by research and development personnel. During 1993, the Company commenced a construction project to expand the building by approximately 120,000 square feet. This project is expected to be completed in 1995.

       The Company's principal domestic manufacturing, distribution and warehousing operations and its customer support and service organization are located in two leased buildings (350,000 sq. ft.) in North Reading, Massachusetts. The leases, which commenced in 1992, run for a period of ten years with options to renew for two five-year periods. In 1993, the Company began leasing approximately 35,000 square feet of office space in Austin, Texas, which has been used to expand its customer support and service organization. During 1995, the Company increased this leased space from 35,000 to 42,000 square feet. The Company also leases approximately 30,000 square feet of administrative shipping and receiving space in one building in Cambridge. In January 1994, the Company sold a former manufacturing facility located in Cambridge.

       The Company also leases manufacturing and/or office facilities in Dublin, Ireland; Staines, England; Tokyo, Japan; and Singapore. The Staines facility has a lease term through 1999 with an option to renew through 2013. The Dublin facility has various lease terms expiring at different dates between 2001 and 2018. The portion expiring in 2001 has an option to renew through 2025. The Japan and Singapore facilities have lease terms that expire in 1996 and 1995, respectively. The Company also leases 91 sales offices worldwide, including those in North America, Europe, Central and South America, Asia and the Pacific Rim.

       The Company's occupied facilities are substantially utilized, well maintained and suitable for the products and services offered by the Company.

  Item 3.  Legal Proceedings

       The Company commenced an action on July 2, 1990 in the U.S. District Court in Boston against Borland International, Inc. ("Borland") (Civ. Action No. 90-11662-K), alleging infringement of its copyrights in the Lotus 1-2-3 software program by Borland's "Quattro" and "Quattro Pro" software products. The action against Borland alleged that the "1-2-3 compatible modes" of Quattro and Quattro Pro identically recreate substantial and significant elements of 1-2-3's user interface, including its menu structure and command choices. The action sought an injunction preventing further sale of the infringing products and an award of damages, attorney's fees and costs. On July 31, 1992, the District Court found that Borland infringed the Company's copyrights by copying the menu commands, menu command structure, macro language and keystroke sequences of Lotus 1-2-3. On June 30, 1993, the District Court ruled in the Company's favor on all remaining liability issues except the Company's claim that the macro "Key Reader" for Quattro Pro for DOS and Quattro Pro for Windows infringes the Company's copyrights in 1-2-3. On August 19, 1993, the District Court found that the Key Reader infringed the Company's copyrights and permanently enjoined Borland from developing, manufacturing or selling versions of Quattro Pro, Quattro Pro SE and Quattro Pro for Windows that include Borland's 1-2-3 compatible modes and/or its Key Reader facility. On March 9, 1995, the United States Court of Appeals for the First Circuit held that the Lotus 1-2-3 menu commands and menu command structure were not copyrightable, and thus that Borland was not liable for having copied them. The Company intends to appeal the decision of the Court of Appeals by filing a petition for writ of certiorari to the United States Supreme Court.

       A suit was filed against the Company on July 27, 1989, in the U.S. District Court in New York City by REFAC International, Ltd. ("REFAC"). The suit alleges that the Company has committed patent infringement with respect to a U.S. patent issued in 1983 entitled "A Process and Apparatus for Converting A Source Program Into An Object Program". The Court has determined to resolve issues concerning validity of the patent before addressing the alleged infringement. In July 1993, a trial was held on one of those issues, the Company's claim that the patent is unenforceable by reason of inequitable conduct before the Patent Office. That issue is pending the judge's decision. If the Company prevails on this issue, judgment will be entered on its behalf. If it does not prevail, the Company intends to file one or more motions for summary judgment on other grounds claiming that the subject patent is invalid or unenforceable. The Company also believes that the claim of infringement is without merit.

       Six complaints against the Company were filed in June and July 1994 in the U.S. District Court in Boston, which were subsequently consolidated under the caption "In re Lotus Development Corporation Securities Litigation" (Civ. Action No. 94-11279 (PBS)). The consolidated amended complaint alleges that the Company and two of its officers, Jim P. Manzi and Edwin J. Gillis, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose allegedly material adverse information concerning the Company's anticipated revenues and earnings for the fiscal quarter ending July 2, 1994. The amended complaint purports to be brought on behalf of a class of persons who purchased Lotus stock between April 20, 1994 and June 20, 1994, when the Company made certain public disclosures concerning its anticipated revenues and earnings. The Company has moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted.
  The Company believes that the allegations of the amended complaint are without merit and intends to defend these actions vigorously.


  Item 4.  Submission of Matters to a Vote of Security Holders
       No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                               PART II


  Item 5.  Market for Registrant's Common Equity and Related
  Stockholder Matters

       Information with respect to this item may be found in the section captioned "Quarterly Results of Operations" appearing on page 26 of the Financial section of the 1994 Annual Report to Shareholders. Such information is incorporated herein by reference.

  Item 6.  Selected Financial Data

       Information with respect to this item may be found in the section captioned "Five-Year Summary of Selected Financial Data" appearing on page 26 of the Financial section of the 1994 Annual Report to Shareholders. Such information is incorporated herein by reference.

  Item 7.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

       Information with respect to this item may be found in the sections captioned "Management's Discussion and Analysis" and "Results of Operations" appearing on pages 2 through 10 of the Financial section of the 1994 Annual Report to Shareholders. Such information is incorporated herein by reference.

  Item 8.  Financial Statements and Supplementary Data
       Information with respect to this item may be found in the

  Financial section of the 1994 Annual Report to Shareholders on pages 11 through 26. Such information is incorporated herein by reference.

  Item 9.  Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure

       None.

                               PART III

  Item 10.  Directors and Executive Officers of the Registrant

       Information with respect to Directors and compliance with
  Section 16(a) of the Exchange Act may be found in the sections captioned "Proposal No. 1 - Election of Directors" and "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Tuesday, May 2, 1995. Such information is incorporated herein by reference.

  Executive Officers of the Registrant

       The executive officers of the Company as of February 28, 1995 are:

          Name                   Age          Position
          ----                   ---          --------

     Jim P. Manzi ............   43           Chairman of the Board, President
                                              and Chief Executive Officer

     Kc Branscomb ............   39           Senior Vice President,
                                              Business Development

     Edwin J. Gillis .........   46           Senior Vice President,
                                              Finance and Operations and Chief
                                              Financial Officer

     John B. Landry ..........   47           Senior Vice President,
                                              Communications Business Group
                                              and Chief Technology Officer

     Ilene H. Lang ...........   51           Senior Vice President,
                                              Desktop Business Group

     June L. Rokoff ..........   45           Senior Vice President,
                                              Worldwide Services Group

     Robert K. Weiler ........   44           Senior Vice President,
                                              Worldwide Sales and Marketing


       Mr. Manzi has served as President since October 1984 and was named Chief Executive Officer in April 1986. In July 1986 he was appointed Chairman of the Board upon the resignation of the former Chairman and founder of the Company, Mitchell Kapor. Mr. Manzi joined Lotus in May 1983 as Director of Corporate Marketing and was named Vice President of Marketing and Sales in September 1983.

       Ms. Branscomb joined Lotus in October 1992 as Senior Vice President of Business Development. From November 1991 until joining Lotus, Ms. Branscomb was the Chief Executive Officer of IntelliCorp, Inc. She had previously held the position of Chief Operating Officer since late 1988. Prior to joining IntelliCorp, Ms. Branscomb was Senior Vice President of Sales and Marketing at Aion Corporation, founding Principal and Vice President of Metaphor Computer Systems and a consultant with the Boston Consulting Group Inc.

       Mr. Gillis joined Lotus in July 1991 as Senior Vice President of Finance and Administration and Chief Financial Officer and, in February 1994, Mr. Gillis was named Senior Vice President of Finance and Operations and Chief Financial Officer. Mr. Gillis came to Lotus after 15 years at Coopers and Lybrand, an international accounting and consulting firm, where he was a partner and served as chairman of the software industry group.

       Mr. Landry joined Lotus in December 1991 as Senior Vice President of Software Development and Chief Technology Officer and, in October 1994, Mr. Landry was named Senior Vice President of the Communications Business Group and Chief Technology Officer. From December 1990 until joining Lotus, Mr. Landry was Executive Vice President and Chief Technology Officer of Dun & Bradstreet Software. Prior to joining Dun & Bradstreet, Mr. Landry was Chairman and Chief Executive Officer of Agility Systems, Inc., which he formed in September 1989. Previously, he served as executive vice president and a member of the Board of Directors of Cullinet Software. Mr. Landry joined Cullinet Software in 1987 when it acquired Distribution Management Systems where he was Chairman.

       Ms. Lang joined Lotus in 1993 as Vice President of International Product Development, and was named Senior Vice President of the Desktop Business Group in October 1994. Prior to joining Lotus, Ms. Lang was interim Chief Operating Officer of the Industrial Technology Institute. Previously, Ms. Lang served as President of Adelie Corporation, and held senior management positions at Ontos, Inc. and Symbolics, Inc.

       Ms. Rokoff was named Senior Vice President of Worldwide Services in October 1994. She had previously held the positions of Senior Vice President of Development since May 1992, Senior Vice President of the Consulting and Information Services Group since November 1991 and Vice President of the Communications and Information Services Group since June 1990. Ms. Rokoff came to Lotus in 1986 as Director of Development for the Information Services Division. She has held several executive positions since joining Lotus including Vice President of the Graphics and Information Management Group and general manager of both the Workstation Products Group and 1-2-3 Release 3.0.

       Mr. Weiler joined Lotus in 1991 as Senior Vice President of Sales and Marketing, and was named Senior Vice President of the North American Business Group in November 1991. In October 1994, Mr. Weiler was named Senior Vice President of Worldwide Sales and Marketing. From 1989 until joining Lotus, Mr. Weiler was President and Chief Operating Officer of Interleaf, Inc. Prior to joining Interleaf, Mr. Weiler served as Executive Vice President of North American Sales and Client Service of Cullinet Software before being appointed President and Chief Operating Officer. Mr. Weiler joined Cullinet in 1987 when it acquired Distribution Management Systems where he was President and Chief Operating Officer.

  Item 11.  Executive Compensation

       Information with respect to this item may be found in the sections captioned "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Tuesday, May 2, 1995. Such information is incorporated herein by reference.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Information with respect to this item may be found in the section captioned "Principal Holders of Voting Securities" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Tuesday, May 2, 1995. Such information is incorporated herein by reference.

  Item 13.  Certain Relationships and Related Transactions

       Information with respect to this item may be found in the sections captioned "Proposal No. 1 - Election of Directors, Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on Tuesday, May 2, 1995. Such information is incorporated herein by reference.

                               PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  Documents Filed as Part of Form 10-K

    1.  Financial Statements
    The following information is contained in the Financial section of the 1994 Annual Report to Shareholders, filed as Exhibit 13 hereto, and such information is incorporated herein by reference:


      *   Report of Independent Accountants
      * Consolidated Statements of Operations for each of the three years ended December 31, 1994
      *   Consolidated Balance Sheets as of December 31, 1994 and 1993
      * Consolidated Statements of Cash Flows for each of the three years ended December 31, 1994
      * Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 1994
      *   Notes to Consolidated Financial Statements
      *   Supplemental Financial Information

    2.  Financial Statement Schedules
      *   Report of Independent Accountants
      *   Schedule II - Valuation and Qualifying Accounts

    Schedules other than those listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

    3.  Exhibits

    Exhibit No.        Description of Exhibit
    -----------        ----------------------
       2         Amendment and Plan of Reorganization dated as of May 23, 1994, among the Company and Iris Associates, Inc. (filed as Exhibit 2 to Amendment No. 4 to Registration Statement No. 33-53773 on
                 Form S-4 and incorporated herein by reference).
       3(a)*     Third Restated Certificate of Incorporation of the Company.
       3(b)*     By-Laws of the Company, as amended May 25, 1994.
       4(a)      Rights Agreement dated as of November 7, 1988, between the
                 Company and The First National Bank of Boston as Rights Agent in respect of Preferred Share Purchase Rights (filed as
                 Exhibit 1 to the Company's Registration Statement on Form 8-A filed November 10, 1988, and incorporated herein by reference).
       4(a)(1)   Amendment dated as of April 5, 1990 between the Company and The
                 First National Bank of Boston to the Rights Agreement dated as of November 7, 1988 (filed as Exhibit 28(a) to the Company's
                 Current Report on Form 8-K dated April 5, 1990 and incorporated herein by reference).
       4(a)(2)   Amendment dated as of September 16, 1991 between the Company and the First National Bank of Boston as Rights Agent in respect of Preferred Share Purchase Rights (Filed as Exhibit
                 28(a) to the Company's Current Report on Form 8-K dated
                 September 16, 1991 and incorporated herein by reference).

       4(b)      Authorizing resolutions adopted by the Board of Directors of the Company on November 7, 1988, in respect of Preferred Share
                 Purchase Rights (filed as Exhibit 4(c)(2) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended December
                 31, 1988 and incorporated herein by reference).
       4(c)*     Multicurrency Revolving Credit Agreement among the Company and
                 The First National Bank of Boston et al. dated as of June 7,
                 1994.
       10(a)*    1986 Stock Option Plan for Non-Employee Directors, as amended
                 May 24, 1994.
       10(b)     Lotus Development Corporation Defined Contribution Restoration
                 Plan dated as of January 1, 1990 (filed as Exhibit 4(b) to the
                 Company's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1991 and incorporated herein by reference).
       10(c)*    Lease for Lotus Development Building, Cambridge, Massachusetts,
                 between the Company and CC&F Cambridge Parkway Trust, dated as of May 1, 1994.
       10(c)(1)* First Amendment to Lease between the Company and CC&F Cambridge
                 Parkway Trust, dated as of May 1, 1994.
       10(d)     Net Lease dated as of July 25, 1990 between Lotus Rogers Street
                 Corporation, as Landlord, and the Company, as Tenant (filed as
                 Exhibit 4(n) to the Company's Quarterly Report on Form 10-Q for
                 the fiscal quarter ended September 29, 1990 and incorporated herein by reference).
       10(e)     Form of Indemnification Agreement between the Company and each of its officers and directors pursuant to Article VII of the
                 Company's By-Laws (filed as Exhibit 10(k) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended December
                 31, 1987 and incorporated herein by reference).
       10(f)*    Resolution adopted by the Board of Directors of the Company on
                 December 15, 1994 concerning compensation of Directors.
       10(g)     Lease Agreement dated October 25, 1990 by and between the
                 Trustees of River Park 93 Realty Trust, as Landlord, and the
                 Company, as Tenant, pertaining to Lot 3A, Riverside Park Drive,
                 North Reading, Massachusetts (filed as Exhibit (10)(l) to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1990 and incorporated herein by reference).
       10(h)     Lease Agreement dated October 25, 1990 by and between the
                 Trustees of River Park 93 Realty Trust, as Landlord, and the
                 Company, as Tenant, pertaining to Lot 4A, Riverside Park Drive,
                 North Reading, Massachusetts (filed as Exhibit (10)(m) to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1990 and incorporated herein by reference).
       11*       Computation of Earnings Per Share.
       13*       Annual Report to Shareholders for the year ended December 31,
                 1994.  With the exception of the information incorporated by reference in Items 1,5,6,7,8 and 14 of this Form 10-K, the
                 1994 Annual Report to Shareholders is not deemed filed as part of this report.
       21*       Subsidiaries of the Registrant.
       23*       Consent of Independent Accountants.
       27*       Financial Data Schedule.

                 (NOTE:  The Company agrees to furnish to the Securities
                 and Exchange Commission upon request a copy of any
                 instrument with respect to long-term debt of the Company or any of its subsidiaries which is not filed herewith or listed herein since it relates to outstanding debt in an amount not greater than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.)
_________________
  *filed herewith

  (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1994.

  14(a) 2 Financial Statement Schedules


                  REPORT OF INDEPENDENT ACCOUNTANTS


  Our report on the consolidated financial statements of Lotus Development Corporation has been incorporated by reference in this Form 10-K and is included in the Financial section of the 1994 Annual Report to Shareholders of Lotus Development Corporation.
  In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) 2 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                           COOPERS & LYBRAND L.L.P.


  Boston, Massachusetts
  January 24, 1995

                                                                 Schedule II


                         LOTUS DEVELOPMENT CORPORATION

                       Valuation and Qualifying Accounts
                  Years Ended December 31, 1994, 1993 and 1992
                                (in thousands)

---------------------------------------------------------------------------------------------------
      Col. A                      Col. B      Col. C (1)   Col. C (2)       Col. D       Col. E
---------------------------------------------------------------------------------------------------
                                                    Additions
                                              ----------------------
                                 Balance at   Charged to    Charged      Deductions     Balance
                                 Beginning    Costs and     to Other     Charged to    At End of
    Description                  of Period    Expenses      Accounts      Reserves      Period
---------------------------------------------------------------------------------------------------
Accounts receivable allowances:

1994 .......................     $30,002       $16,820         -           $8,851      $37,971
1993 .......................     $25,326       $14,124         -           $9,448      $30,002
1992 .......................     $24,899       $16,291         -          $15,864      $25,326


                              SIGNATURES

  Pursuant of the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             LOTUS DEVELOPMENT CORPORATION
                                             (Registrant)

                                             By  /s/ Jim P. Manzi
                                                 -----------------------
                                                 Jim P.  Manzi, President

                                             Date:  March 27, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 1995.

       Signature                                 Title
       ---------                                 -----

       /s/ Jim P. Manzi                  Chairman of the Board,
           Jim P. Manzi               President, CEO and Director
                                     (Principal Executive Officer)

       /s/ Edwin J. Gillis        Senior Vice President, Finance and
           Edwin J. Gillis      Operations and Chief Financial Officer
                                    (Principal Financial Officer)

       /s/ William J. Sample        Director of Financial Services
           William J. Sample        (Principal Accounting Officer)

       /s/ Richard S. Braddock                 Director
           Richard S. Braddock

       /s/ Elaine L. Chao                      Director
           Elaine L. Chao

       /s/ William H. Gray III                 Director
           William H. Gray III

       /s/ Michael E. Porter                   Director
           Michael E. Porter

       /s/ Henri A. Termeer                    Director
           Henri A. Termeer

______________________________________________________________________________