Form 10-Q
period 1995-04-01
LOTUS DEVELOPMENT CORP
filed 1995-05-16
CIK 711761

==============================================================================

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

          (Mark one)
               X           Quarterly Report Pursuant to Section 13 or 15(d)
           --------        of the Securities Exchange Act of 1934
                      For the Quarterly Period Ended April 1, 1995 or

                           Transition Report Pursuant to Section 13 or 15(d)
           --------        of the Securities Exchange Act of 1934
                      For the Transition Period from ______ to ______

                         Commission File Number 0-11626

                           LOTUS DEVELOPMENT CORPORATION
                           -----------------------------
                 (Exact name of registrant as specified in its charter)


                          Delaware                      04-2757702
                ------------------------------    -----------------------
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

                    YES    X            NO
                        --------           --------

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                       Class                 April 29, 1995
                       -----                 --------------
                   Common Stock,                47,594,311
                  $.01 par value                  shares

===========================================================================

                           PART I.  FINANCIAL INFORMATION
                           ITEM 1:  FINANCIAL STATEMENTS
                           LOTUS DEVELOPMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended
                                                         -------------------------------
                                                         April 1, 1995     April 2, 1994
                                                         -------------     -------------
      Net sales  .......................................      $202,615          $246,992
      Cost of sales  ...................................        39,146            46,408
                                                              --------          --------
         Gross margin  .................................       163,469           200,584
      Expenses:
         Research and development  .....................        42,067            34,484
         Sales and marketing  ..........................       133,075           117,820
         General and administrative  ...................        18,128            16,248
         Other (income)/expense, net (Note D) ..........        (2,449)           (1,314)
                                                              --------          --------
           Total expenses  .............................       190,821           167,238
      Income (loss) before income taxes  ...............       (27,352)           33,346
      Provision (benefit) for income taxes  ............        (9,847)           12,005
                                                              --------          --------
           Net income (loss) ...........................      ($17,505)          $21,341
                                                              ========          ========

           Net income (loss) per share  ................        ($0.36)            $0.45
                                                              ========          ========

      Shares used in calculation of
       net income (loss) per share  ....................        48,077            47,707
                                                              ========          ========





                The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       1

______________________________________________________________________________


                           LOTUS DEVELOPMENT CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                     ASSETS

                                                                   April 1, 1995    December 31, 1994
                                                                   -------------    -----------------
                                                                    (unaudited)
       Current assets:
           Cash and short-term investments  (Note B) ..............     $401,145             $376,218
           Accounts receivable, net of allowances of
             $42,129 and $37,971  .................................      196,307              230,977
           Inventory (Note C)  ....................................       19,027               20,711
           Other current assets  ..................................       30,597               24,452
                                                                        --------             --------
               Total current assets  ..............................      647,076              652,358
                                                                        --------             --------
       Property and equipment, net of accumulated depreciation
          and amortization of $195,864 and $185,286  ..............      147,421              138,664
       Software and other intangibles, net of accumulated
          amortization of $141,354 and $128,140  ..................       90,821               96,228
       Other assets  ..............................................       17,774               16,829
                                                                        --------             --------
               Total assets  ......................................     $903,092             $904,079
                                                                        ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
           Accrued compensation and benefits ......................      $37,425              $35,674
           Accounts payable, accrued expenses and deferred revenue       207,922              189,461
           Accrued and deferred income taxes ......................       17,843               35,219
                                                                        --------             --------
               Total current liabilities  .........................      263,190              260,354
                                                                        --------             --------
       Deferred income taxes  .....................................       39,318               39,595
       Long-term debt  ............................................       50,000               50,000
       Stockholders' equity:
       Preferred stock, $1.00 par value,
             5,000 shares authorized, none issued  ................           --                   --
             Common stock, $.01 par value,
             200,000 shares authorized;
             63,575  shares issued;
             48,333 and 47,849 shares outstanding  ................          636                  636
           Additional paid-in capital  ............................      284,483              280,815
           Retained earnings  .....................................      489,875              507,380
           Treasury stock, 15,242 and 15,726 shares
             at an average cost of $14.99 and $14.95 per share  ...     (228,497)            (235,047)
           Translation adjustment  ................................        4,087                  346
                                                                        --------             --------
               Total stockholders' equity  ........................      550,584              554,130
                                                                        --------             --------
               Total liabilities and stockholders' equity  ........     $903,092             $904,079
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


                           LOTUS DEVELOPMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (unaudited)

                                                                            Three Months Ended
                                                                       -----------------------------
                                                                       April 1, 1995   April 2, 1994
                                                                       -------------   -------------
      Cash flows from operating activities:
          Net income (loss)  ..........................................     ($17,505)        $21,341
          Depreciation and amortization  ..............................       23,119          21,413
          Change in assets and liabilities:
              Decrease in accounts receivable  ........................       41,142          28,879
              Decrease in inventory  ..................................        4,252           4,459
              Increase (decrease) in accrued compensation and benefits           983         (12,481)
              Increase (decrease) in accounts payable, accrued
                 expenses and deferred revenue  .......................       15,366          (4,052)
              Increase (decrease) in accrued and deferred income taxes       (17,841)          2,472
              Net change in other working capital items  ..............       (9,131)         (7,597)
                                                                            --------        --------
      Net cash provided by operating activities  ......................       40,385          54,434
                                                                            --------        --------
      Cash flows from investing activities:
          Purchases of property and equipment  ........................      (18,073)         (5,871)
          Payments for software and other intangibles  ................       (7,542)         (8,177)
          Purchases of short-term investments, net  ...................      (38,580)         (8,168)
          Other, net  .................................................          (61)           (141)
                                                                            --------        --------
      Net cash used for investing activities  .........................      (64,256)        (22,357)
                                                                            --------        --------
      Cash flows from financing activities:
          Issuance of common stock   ..................................       11,248          18,475
          Purchase of common stock for treasury  ......................       (1,030)             --
          Increase in short-term borrowings  ..........................           --           1,476
                                                                            --------        --------
      Net cash provided by financing activities  ......................       10,218          19,951
                                                                            --------        --------
      Net increase (decrease) in cash and cash equivalents  ...........      (13,653)         52,028
      Cash and cash equivalents, beginning of year  ...................      209,076         164,849
                                                                            --------        --------
      Cash and cash equivalents, end of first quarter  ................     $195,423        $216,877
                                                                            ========        ========




      Supplemental Cash Flow Information                                    Three Months Ended
                                                                       -----------------------------
                                                                       April 1, 1995   April 2, 1994
                                                                       -------------   -------------
          Interest received  ..........................................       $4,947          $3,238
          Interest paid  ..............................................         $676            $887
          Income taxes paid  ..........................................       $7,806          $9,474




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

                           LOTUS DEVELOPMENT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (in thousands)



A)   Basis of Presentation

     The accompanying unaudited consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair statement of consolidated financial position at April 1, 1995, and of consolidated operations and cash flows for the interim periods ended April 1, 1995 and April 2, 1994.
     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included all information and footnotes necessary for such presentation for the years ended December 31, 1994 and December 31, 1993 in conjunction with its 1994 Annual Report on Form 10-K.
     The results of operations for the interim period ended April 1, 1995 are not necessarily indicative of the results to be expected for the year.


B)   Cash and Short-term Investments

     Cash and short-term investments consist of the following:


                                             April 1, 1995   December 31, 1994
                                             -------------   -----------------
     Cash and cash equivalents                  $195,423          $209,076
     Short-term investments                      205,722           167,142
                                                --------          --------
         Cash and short-term investments        $401,145          $376,218
                                                ========          ========



C)   Inventory

     Inventory consists of the following:

                                            April 1, 1995   December 31, 1994
                                            -------------   -----------------
     Finished goods                             $11,604           $13,041
     Raw materials                                7,423             7,670
                                                -------           -------
         Total                                  $19,027           $20,711
                                                =======           =======


D)   Other (income) / expense, net

     Other (income) / expense, net consists of the following:

                                                     Three Months Ended
                                             April 1, 1995       April 2, 1994
                                             -------------       -------------
     Interest income                            ($5,005)            ($3,773)
     Interest expense                               854               1,762
     Currency transaction (gains)/losses, net       681                 223
     Other, net                                   1,021                 474
                                                 ------              ------
         Total                                  ($2,449)            ($1,314)
                                                 ======              ======

                                       4
______________________________________________________________________________

                                   ITEM 2:
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

Revenue

  The Company's revenue is derived from desktop applications products and communications products and services. Desktop applications products include SmartSuite (an integrated applications suite), 1-2-3 (spreadsheets), Word Pro, formerly Ami Pro (word processing), Freelance Graphics (presentation graphics), Lotus Approach (end-user database), and Lotus Organizer (personal information management). Communications products and services include Lotus Notes (workgroup computing), cc:Mail (electronic mail), Soft*Switch (electronic mail switching), consulting and support services.
  Revenue for the first quarter of 1995 decreased 18% over the comparable period in 1994. The decrease in revenue contributed to the Company's $17.5 million net loss in the first quarter of 1995. Revenue from desktop applications declined by 34%, while revenue from communications products and services grew by 22%. This performance generally reflects the effects of increased competition for the Company's products in the maturing desktop applications market and the growing momentum for the Company's products in the expanding client-server communications market.


Desktop Applications Revenue

  Revenue from desktop applications represented 58% of total revenue in the first quarter of 1995 as compared to 72% in the first quarter of 1994. The decline in desktop revenue is attributable to a decrease in both DOS and Windows desktop revenue. DOS desktop revenue, primarily from 1-2-3 for DOS, decreased approximately $27 million in the first quarter of 1995 over the corresponding prior year period. The decline in Windows desktop revenue, which occurred principally in the United States and in Europe, resulted from a decrease in SmartSuite and standalone product revenue. SmartSuite revenue represented 44% of Windows desktop applications revenue in the first quarter of 1995 compared to 46% in the first quarter of 1994. Although SmartSuite revenue declined slightly as a percentage of overall Windows desktop revenue in the first quarter of 1995 compared to the corresponding quarter in 1994, the Company expects that SmartSuite sales will continue to account for a growing percentage of total Windows desktop sales and will eventually surpass aggregate sales of individual desktop applications as a percentage of Windows desktop sales.
  The 34% decline in desktop applications revenue in the first quarter of 1995 is primarily attributable to severe competition, delays in customer purchases in the Windows applications market due to the anticipation of "Windows 95" (a new operating system that Microsoft Corporation has announced it will release in
1995) and related applications, the continuing migration of users from DOS-based to Windows-based applications and downward pricing pressure.
  The Company believes that intense competition, particularly from its largest competitor, Microsoft Corporation, and delays in customer buying decisions in the Windows applications market in anticipation of the Windows 95 operating system and related applications, resulted in a reduction of Windows market share and Windows desktop applications revenue, particularly SmartSuite revenue. Additionally, the Company believes that its SmartSuite revenue was adversely affected by sales to the reseller channel by Novell, Inc. of PerfectOffice, a recently introduced product.
  The marketplace migration from DOS to Windows adversely affected and will continue to affect the Company's results, as its current market share for Windows spreadsheets is lower than that for DOS spreadsheets. However, the Company believes that the magnitude of the decline in DOS-based revenue in 1995 should not be as dramatic as that experienced in recent years, as DOS-based revenue continues to represent a smaller share of overall revenue. In the first quarter of 1995, DOS-based revenue was 12% of total desktop revenue.
  On a worldwide basis, prices for standalone Windows desktop applications products remained relatively unchanged in the first quarter of 1995 compared to the first quarter of 1994, while prices for Smartsuite declined in the first quarter of 1995 compared to the first quarter of 1994. The Company anticipates that downward pressure on pricing will continue.
  During the first quarter of 1995, the Company released SmartSuite for Windows Release 3.1, which includes the latest versions of all of its major desktop products. The standalone versions of 1-2-3 for Windows Release 5.0, 1-2-3 for DOS Release 4.0, Ami Pro for Windows Release 3.1, Freelance Graphics for Windows Release 2.1, and

                                     5
_____________________________________________________________________________

                                   ITEM 2:
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations (continued)

Lotus Approach for Windows Release 3.0 were released in the third quarter of 1994, and are the most recent commercially available versions of such products. The latest version of Lotus
Organizer for Windows, Release 2.0, was released in the fourth quarter of 1994.


Communications Products and Services Revenue

  Revenue from communications products and services represented 42% of total revenue in the first quarter of 1995 as compared to 28% in the first quarter of 1994. The growth in communications revenue is attributable to an increase in Lotus Notes and consulting services revenue as well as the inclusion of Soft*Switch revenue in the first quarter of 1995.
     The Company believes that as the client-server market expands and there is a greater availability of networked personal computers, demand for networked applications, such as Notes, has increased. In addition, end-user demand for Notes has grown dramatically as customers have begun to understand how the product's workgroup computing capabilities can enable them to become more productive. As of April 1, 1995, there were approximately 1.57 million users of Notes worldwide. The Company has further enhanced the product's value to customers by expanding the number of third parties, or Lotus Business Partners, who are capable of developing Notes applications. As of April 1, 1995, there were more than 9,000 Lotus Business Partners offering products and services for Notes. Also contributing to the demand for Notes is the greater availability of Notes on different operating system platforms. As of April 1, 1995, Notes was available on the Windows, Windows NT, OS/2, Macintosh, UNIX SCO, UNIX AIX, UNIX HP-UX and Sun Solaris operating system platforms. The latest commercially available Windows version of Notes is Release 3.3, which was released in the first quarter of 1995.
  Although Notes revenue increased in the first quarter of 1995 compared to the corresponding prior period, the Company believes that revenue was adversely affected by several events during the first quarter. The Company announced a Notes price reduction and released a run-time version of Notes, Notes Desktop Release 1.0, both of which had the effect of delaying sales as the Company's sales force and customers evaluated these new offerings. Additionally, the Company believes that strong fourth quarter 1994 sales of Notes may have depleted the sales pipeline for the first quarter of 1995.
   cc:Mail revenue declined slightly in the first quarter of 1995 compared to the first quarter of 1994. As of April 1, 1995, there were approximately 7.0 million cc:Mail users worldwide. Communications support revenue increased in the first quarter of 1995 compared with the corresponding prior year period. The Company anticipates that customer support revenue from communications products will continue to represent a growing component of communications revenue as the installed base of Notes, cc:Mail and Soft*Switch customers grows. Consulting services revenue also increased in the first quarter of 1995, fueled in part by the increase in the number of users of Notes.


International Revenue

  Revenue outside the United States increased to 57% of the Company's total revenue in the first quarter of 1995 from 55% in the corresponding prior year period, primarily due to a decline in desktop revenue in the United States. The impact of foreign currency fluctuations on international revenue was insignificant.


Expenses and Profit Margins

  Gross margin as a percentage of sales was 81% for the first quarters of 1995 and 1994. Gross margin in 1995 was favorably affected by reduced manufacturing and delivery costs resulting from an increase in the percentage of sales in the form of non-physical license rights, a corresponding decrease in the percentage of sales in the form of physical units and material cost reductions. These favorable reductions were offset by the effect of fixed overhead costs and amortization charges on significantly lower revenue.
  The 22% increase in research and development reflects a constant level of desktop development spending year over year and significantly higher spending associated with the Company's communications products. Additionally, the acquisition of Soft*Switch in July 1994 contributed to higher research and development expenses. Capitalized software development costs for the first quarters of 1995 and 1994 were $7.0 million.

                                     6
_____________________________________________________________________________


                                   ITEM 2:
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations (continued)

  Sales and marketing expenses grew 13% in the first quarter of 1995 compared with the corresponding prior year period. The increase consists of significantly higher spending for marketing, sales and support of communications products, partially offset by a decrease in marketing spending for desktop products. The Company's expansion of its communications support capability, growth in the consulting services business and the acquisition of Soft*Switch in July 1994 also drove higher sales and marketing spending.
  General and administrative expenses increased 12% to $18 million in the first quarter of 1995 compared to the corresponding prior year period. The increase is largely attributable to legal expense associated with the Company's litigation with Borland International, Inc.
  The Company intends to outsource its manufacturing operations and is in the final stages of discussions with several possible partners. The Company's objective is to make its cost of goods more variable by reducing fixed costs. The Company also recently announced its intentions to realign and reorganize around four business units (communications, desktop, support and services, and public networking) and to reduce costs. These actions may result in future restructuring charges in 1995; however, the Company can not quantify the amount of such charges at this time.
  Other income and expense also includes interest income and expense and the effect of currency transaction gains and losses. Interest income was higher in the first quarter of 1995 than in the comparable prior year period because of higher average cash and short-term investment balances and higher interest rates. Interest expense declined primarily due to scheduled debt repayments.
  The estimated tax rate for 1995 of 36% is unchanged from the effective tax rate for fiscal year 1994.


Issues and Risks

   There are a number of business factors that, individually or combined, may affect the future results of the Company. Some of these issues and risks have been outlined in the Company's 1994 Annual Report to Shareholders on Form 10-K, which is available from the Company's Investor Relations department.


Financial Condition

   Cash and short-term investments increased $25 million over the first quarter to $401 million at April 1, 1995. The two primary sources of cash flow were $40 million of cash generated by operations and $11 million in proceeds from the issuance of common stock under the Company's employee stock plans. The Company used a portion of the cash for investing and financing activities, including $18 million for the purchase of property and equipment, $8 million for payments for software and other intangibles and $1 million to repurchase shares of the Company's common stock under a previously announced buyback program.
   A substantial portion of the Company's cash and short-term investments are either deposited in financial institutions located in Puerto Rico or held by subsidiaries outside the United States. These investments can be readily transferred to the United States as required, subject to income and/or withholding taxes upon repatriation, for which taxes have already been provided.
   The Company's financial resources are represented by cash, short-term investments and unused portions of credit facilities. The Company believes its financial resources and funds provided by ongoing operations are adequate to meet future liquidity requirements.

                                     7
_____________________________________________________________________________

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

     A suit was filed against the Company on July 27, 1989, in the U.S. District Court in New York City by REFAC International, Ltd. ("REFAC"). The suit alleges that the Company has committed patent infringement with respect to a U.S. patent issued in 1983 entitled "A Process and Apparatus for Converting A Source Program Into An Object Program". On April 11, 1995, the Court dismissed the complaint on the ground that the patent is unenforceable by reason of inequitable conduct before the Patent Office.

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


                                      8
_____________________________________________________________________________

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


                           LOTUS DEVELOPMENT CORPORATION

                                        (Registrant)



                           By   /s/ Edwin J. Gillis
                               ---------------------------------------
                                Edwin J. Gillis, Senior Vice President,
                                Finance and Operations and Chief Financial
                                Officer
                                (Principal Financial Officer)


                           By   /s/ William J. Sample
                               ---------------------------------------
                                William J. Sample, Director of Financial
                                Services
                                (Principal Accounting Officer)

                           Date:     May 15, 1995

______________________________________________________________________________

                                                                    Exhibit 11

                        LOTUS DEVELOPMENT CORPORATION
                   COMPUTATION OF PRIMARY AND FULLY DILUTED
                              EARNINGS PER SHARE
                    (in thousands, except per share data)

                                                                            Three Months Ended
                                                                       ------------------------------
                                                                       April 1, 1995    April 2, 1994
                                                                       -------------    -------------
         Net income (loss) ..........................................       ($17,505)         $21,341
                                                                             =======          =======

         Weighted average shares outstanding during the period  .....         48,077           45,290
         Common stock equivalent shares  ............................             --            2,417
                                                                             -------          -------
         Common and common stock equivalent shares outstanding for
             purpose of calculating primary net income per share  ...         48,077           47,707
         Incremental shares to reflect full dilution  ...............             --              156
                                                                             -------          -------
         Total shares for purpose of calculating fully diluted
             net income (loss) per share  ...........................         48,077           47,863
                                                                             =======          =======

         Primary net income (loss) per share  .......................         ($0.36)           $0.45
                                                                             =======          =======
         Fully diluted net income (loss) per share  .................         ($0.36)           $0.45
                                                                             =======          =======





                                      10